Form 10QSB
period 1997-09-30
WIN GATE EQUITY GROUP INC
filed 1998-01-20
CIK 1017837

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



                     x Quarterly Report Under Section 13 or
                    ---
                  15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997



                 Transition Report Under Section 13 or 15(d) of
              ---               the Exchange Act

           For the transition period from ____________ to____________.


                         Commission file number 0-23199


                           WIN-GATE EQUITY GROUP, INC.
                           ---------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Florida                                          65-0669842
     -----------------------                                  -----------
    (State or Other Jurisdiction of                          (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)


                              8700 N.W. 47th Drive
                          Coral Springs, Florida 33067
                          ----------------------------
                     (Address of Principal Executive Office)

                                 (954) 255-5566
                       -----------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months
    (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes    No  x
                                    ---   ---

The number of shares outstanding of the issuer's common stock, par value $.001 per share as of January 13, 1998 was 4,900,000.

Traditional Small Business Disclosure Format:   Yes x    No
                                                   ---     ---

                           WIN-GATE EQUITY GROUP, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page
PART I.  FINANCIAL INFORMATION

         ITEM. 1          Financial Statements


                          Balance Sheet                                      2

                          Notes to Financial Statements                      3

                           WIN-GATE EQUITY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                     ASSETS


                                                             September 30, 1997
                                                         -----------------------
                                                                 (Unaudited)

 CURRENT ASSETS:
     Cash                                                        $           152
     Organizational Costs                                                    400
     Deferred Offering Costs                                              17,142
                                                                 ---------------

             Total Assets                                        $        17,694
                                                                 ===============



                      LIABILITIES AND SHAREHOLDERS' EQUITY

 LIABILITIES
     Accrued Expenses                                            $        6,000
     Due to Shareholder                                                   5,002
                                                                 ---------------

             Total Liabilities                                           11,002
                                                                 ---------------

 SHAREHOLDERS' EQUITY:
    Common Stock, par value $.001 per share; 20,000,000 shares
         authorized; 4,900,000 shares issued and outstanding              4,900

     Preferred Stock, par value $.001 per share; 5,000,000
         shares authorized; no shares issued and outstanding                  -

     Additional Paid-in Capital                                           2,000

     Accumulated Deficit                                                   (208)
                                                                 ---------------

             Total Shareholders' Equity                                   6,692
                                                                 ---------------

             Total Liabilities and Shareholders' Equity          $       17,694
                                                                 ===============




    The accompanying notes are an integral part of this financial statement.

                           WIN-GATE EQUITY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS





1.    GENERAL:

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the Company's financial position.

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The information contained in this Form 10-QSB should be read in conjunction with the Notes to the Financial Statements appearing in the Company's Prospectus dated October 10, 1997.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                 OPERATION.

General

         The Company was organized under the laws of the State of Florida on May 17, 1996 in order to seek and effect a merger, acquire the assets or the capital stock of existing businesses or other similar business combination. The Company has not been engaged in active operations since its organization and is in the development stage. From inception of the Company through September 30, 1997, management's primary emphasis has been on organizing the Company, preparing and completing the Company's Registration Statement on Form SB-2 for purposes of undertaking the Blank Check Offering and the investigation of certain potential business opportunities.

Revenues

         For the quarter ended September 30, 1997 and for the nine months ended September 30, 1997, the Company had no revenues and had expenses of $35.


Liquidity and Capital Resources

         During the period from the Company's inception through September 30, 1997, the Company was principally engaged in organizational activities, completing the aforementioned Registration Statement and investigation of certain potential business opportunities. The Company's principal asset at September 30, 1997 was cash totalling $152. As of such date, the Company had total current liabilities of $11,002.

PART II.         OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         27.     Financial Data Schedule

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, Win- Gate Equity Group, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     WIN-GATE EQUITY GROUP, INC.



DATE:  January 20, 1998                              By: /s/ Debra Janssen
                                                        ------------------
                                                        Debra Janssen, President