Form 10KSB
period 1997-12-31
WIN GATE EQUITY GROUP INC
filed 1998-04-15
CIK 1017837

================================================================================

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL
                  YEAR ENDED DECEMBER 31, 1997

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM ________ TO ________

                           Commission File No. 0-23199

                           WIN-GATE EQUITY GROUP, INC.
                            -------------------------
                 (Name of Small Business Issuer in Its Charter)

            Florida                                           65-0302338
-------------------------------                          ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

               8700 N.W. 47th Drive, Coral Springs, Florida 33067
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (954) 255-5566
                    ----------------------------------------------
                   (Issuer's Telephone Number, Including Area Code) Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $.001 per share.
                    ----------------------------------------
                                (Title of Class)

            Common Stock Purchase Warrants, par value $.001 per share
            ---------------------------------------------------------
                                (Title of Class)

================================================================================

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year:  $0.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days.

         Not applicable as there is no market for the Common Stock at this time.

      As of April 7, 1998, the Company had a total of 4,964,000 shares (the "Shares") of Common Stock, par value $.001 per share (the "Common Stock"), outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year:  $0.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days.

         Not applicable as there is no market for the Common Stock at this time.

      As of April 7, 1998, the Company had a total of 4,964,000 shares (the "Shares") of Common Stock, par value $.001 per share (the "Common Stock"), outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Win-Gate Equity Group, Inc. (the "Company") was formed in May 1996 to seek to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an acquired business (an "Acquired Business"). In connection with its initial capitalization, the Company issued 4,900,000 shares of its Common Stock to its officers, directors, and other stockholders for an aggregate sum of $6,900. On October 10, 1997, the Company's Registration Statement on Form SB-2 (the "Registration Statement") was declared effective by the U.S. Securities and Exchange Commission (the "SEC"). Pursuant to the Registration Statement, the Company commenced an offering of 100,000 units, each unit consisting of one share of Common Stock, par value $.001 per share and ten Common Stock Purchase Warrants of the Company (the "Unit"), at a purchase price of $1.00 per unit (the "Offering"). As of April 7, 1998, 64,000 Units offered by the Company had been sold pursuant to the Company's prospectus and the Company received net proceeds of approximately $57,600 after the payment of all expenses of the Offering (the "Net Proceeds"). The Offering was a "blank check" offering. See "Management's Discussion and Analysis or Plan of Operation."

         The Company's objective is to seek to effect a Business Combination with an Acquired Business, which the Company believes has growth potential. The Company intends to utilize cash, equity, debt or a combination thereof in effecting a Business Combination. While the Company may, under certain circumstances, seek to effect Business Combinations with more than one Acquired Business, it will not expend less than 80% of the Net Proceeds upon its first Business Combination. Consequently, it is likely that the Company will have the ability to effect only a single Business Combination. The Company may effect a Business Combination with an Acquired Business which may be financially unstable or in its early stage of development or growth. Although the Company has had certain preliminary discussions with Acquired Business candidates regarding a possible Business Combination, as of April 7, 1998 the Company has not entered into any agreements, agreements in principle or understandings regarding a Business Combination.

COMPLIANCE WITH RULE 419

         Rule 419 requires that before the Deposited Funds and the Deposited Securities can be released, the Company must first execute an agreement to acquire an acquisition candidate meeting certain specified criteria. The agreement must provide for the acquisition of a business or assets for which the fair value of the business represents at least 80% of the maximum offering proceeds received in the Offering. On that basis, the fair value of the business or assets to be acquired must be at least $1,040,000. Once the acquisition agreement meeting the above criteria has been executed and shareholders representing 80% of the maximum proceeds received in the Offering elect to reconfirm their investment, the Company must successfully complete the mandated reconfirmation offering, as discussed below, and consummate the acquisition.

         Pursuant to Rule 419, to the extent that any shareholder does not elect to remain a shareholder as described herein and in the Reconfirmation Offer, the Company shall return the entire portion of that shareholder's Deposited Funds. In the event the Company elects to consummate a proposed transaction, unless investors representing 80% of the offering proceeds in this Offering elect to reconfirm their investments, all shareholders will be entitled to the return of their portion of the Deposited Funds. Furthermore, in the event an acquisition is not consummated within 18 months of the effective date of the Registration Statement which became effective on October 10, 1998 (which termination date would be April 10, 1999), the Deposited Funds will be returned to all investors.

RECONFIRMATION OFFERING

         Within five business days after the effective date of the Company's Post-Effective Amendment, the Company will commence a reconfirmation offer. The terms of the reconfirmation offer will include the following conditions: (i) the prospectus contained in the Post-Effective Amendment will be sent to each investor whose securities are held in the escrow account within five business days after the effective date of the Post-Effective Amendment; (ii) each investor will have no fewer than 20 and no more than 45 business days from the effective date of the Post-Effective Amendment to notify the Company in writing that the investor elects to remain an investor; (iii) if the Company does not receive written notification from any investor within 45 business days following the effective date, the pro-rata portion of the Deposited Funds and any related interest or dividends held in the escrow account on such investor's behalf will be returned to the investor within five business days by first class mail or other equally prompt means, but only if the proposed transaction is consummated;
(iv) the acquisition will be consummated only if a minimum number of investors representing 80% of the maximum offering proceeds received in the Offering elect to reconfirm their investments; and (v) if a consummated acquisition has not occurred within 18 months from October 10, 1997, the effective date of the Company's Offering registration statement (which would be April 10, 1999), the Deposited Funds held in the escrow account will be returned to all investors on a pro-rata basis within five business days by first class mail or other equally prompt means.

COMPETITION

         The Company expects to encounter intense competition from other entities having a business objective similar to that of the Company. Many of these entities are well-established and have extensive experience in connection with identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, technical, personnel and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully. Inasmuch as the Company may not have the ability to compete effectively with its competitors in selecting a prospective Acquired Business, the Company may be compelled to evaluate certain less attractive prospects. There can be no assurance that such prospects will permit the Company to meet its stated business objective.

EMPLOYEES

         As of the date hereof, Debra Janssen, the Company's sole officer, devotes approximately 50% of her working time to the affairs of the Company.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company currently maintains its business address on a rent free basis at 8700 N.W. 47th Drive, Coral Springs, Florida 33067. The facility is owned by Debra Janssen, the Company's sole officer and Director. The Company considers this space adequate for its current operations.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not presently a party to any material litigation, nor, to the knowledge of management, is any such litigation presently threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year covered by this Report, no matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

         Not applicable.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company was formed in May 1996 to seek to effect a Business Combination with an Acquired Business. In connection with its initial capitalization, the Company issued 4,900,000 shares of its Common Stock to its officers, directors, and other stockholders for an aggregate sum of $6,900. On October 10, 1997, the Company's Registration Statement was declared effective by the SEC. Pursuant to the Registration Statement, the Company, in its initial public offering of securities, offered 100,000 Units and sold 64,000 Units, each unit consisting of one share of Common Stock, par value $.001 per share and ten Common Stock Purchase Warrants of the Company, at a purchase price of $1.00 per Unit (the "Offering") and received net proceeds of approximately $57,600 after the payment of all expenses of the Offering (the "Net Proceeds").

LIQUIDITY AND CAPITAL RESOURCES/PLAN OF OPERATION.

         As of December 31, 1997, the Company had cash of $13, and restricted cash and cash equivalents of $0. As of December 31, 1997, the Company had total liabilities of $12,652 and total shareholders' equity of $6,662. The Net Proceeds ($64,000) (the "Escrow Fund") were delivered to Mellon United National Bank, as Escrow Agent, to be held in escrow by such firm, until the earlier of
(i) written notification by the Company of its need for all or substantially all of the Escrow Fund for the purpose of facilitating a Business Combination; or
(ii) the exercise by certain stockholders of the Redemption Offer. As of December 31, 1997, there was $0 in the Escrow Fund. The Escrow Fund is currently invested in United States government-backed short-term securities.

         The Company's objective is to seek to effect a Business Combination with an Acquired Business, which the Company believes has growth potential. As of April 7, 1998, the Company has not entered into a letter of intent to consummate a Business Combination. The expenses required to select and evaluate an Acquired Business candidate (including conducting a due diligence review) and to structure and consummate a Business Combination (including the negotiation of relevant agreements and the preparation of requisite documents for filing pursuant to applicable securities laws and state corporation laws) cannot be presently ascertained with any degree of certainty. For the years ended December 31, 1996 and 1997, the Company incurred $173 and $65 of operating expenses, respectively, which primarily consisted of professional expenses and generated $0 of interest income.

         The Company anticipates that it will make contact with business prospects primarily through the efforts of its officers, who will meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to such prospects, obtain independent analysis for verification of information provided and undertake such further reasonable investigation as management deems appropriate, to the extent of its limited financial resources. The Company anticipates that certain Acquired Business candidates may be brought to its attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, other members of the financial community, and affiliated sources, including, possibly, the Company's executive officers, directors and their affiliates, who may present solicited or unsolicited proposals. While the Company does not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, the Company may engage such firms in the future, in which event the Company may pay a finder's fee or other compensation. In no event, however, will the Company pay a finder's fee or commission to officers or directors of the Company or any entity with which they are affiliated for such service.

         As part of the Company's investigation of prospective enterprises, products and services, management intends to request that current owners of a prospective Acquired Business provide, among other things, written materials regarding the current owner's business, product or service, available market studies, as well as the assumptions upon which they are made, appropriate title documentation with respect to the assets, products and services of the potential Acquired Business, detailed written descriptions of any transactions between the potential Acquired Business and any of its affiliates, copies of pleadings and material litigation, if any, copies of material contracts and any and all other information deemed relevant. Additionally, the Company may verify such information, if possible, by interviewing competitors, certified public accountants and other persons in a position to have independent knowledge regarding the product or service as well as the financial condition of the potential Acquired Business.

ITEM 7. FINANCIAL STATEMENTS

         The financial statements included herein, commencing at page F-1, have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 310(a) of Regulation S-B.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Directors and Executive Officers

         The current directors and executive officers of the Company are as follows:

     Name                Age                             Title
     ----                ---                             -----

Debra Janssen            39             Chief Executive Officer and Director

         DEBRA JANSSEN has been the President and a member of the Board of Directors of the Company since its inception. Since 1993, Ms. Janssen has worked as Treasurer/Director and is the co-founder of Beacon Equity Group, Inc., a Pompano Beach, Florida financial services corporation specializing in investment banking, mergers and acquisitions, and financial public relations. Before relocating to Florida from Long Island, New York in 1993, Ms. Janssen was the assistant to the Vice President of a large insurance brokerage firm, Blumencranz, Klepper, Wilkins and Dubofsky, Ltd., from April, 1985 to August, 1993. In this capacity, she assisted in the operations of the National Basketball Association (the "NBA") and National Hockey League's Temporary Total Disability Programs and was instrumental in coordinating the insurance for the NBA "Dream Team" for the Olympic games.

         All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the Board of Directors and serve at the discretion of the Board. Ms. Janssen, the current executive officer of the Company, intends to devote up to 50% of her time to the affairs of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the outstanding Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership on Form 3 and reports of changes in ownership of Common Stock on Forms 4 or 5. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

         Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the year ended December 31, 1997, except for Debra Janssen who inadvertently is late in filing Form 3 for reporting initial beneficial ownership of securities and is currently preparing such Form 3.

ITEM 10. EXECUTIVE COMPENSATION

         No executive officer has received any cash compensation from the Company since inception for services rendered. The Company's officers receive no compensation, including salaries, for serving as officers other than accountable reimbursement for any reasonable business expenses incurred in connection with activities on behalf of the Company. There are no agreements, agreements in principle or understandings with regard to compensation to be paid by the Company to any officer or director of the Company. The Escrow Fund (including any interest earned thereon) shall not be used to reimburse the Company's officers and directors for expenses incurred by such persons on behalf of the Company. No funds (including any interest earned thereon) will be disbursed from the Escrow Fund for reimbursement of expenses. Other than the foregoing, there is no limit on the amount of such reimbursable expenses, and there will be no review of the reasonableness of such expenses by anyone other than the Board of Directors, which currently consists of only Debra Janssen, the Company's sole officer. None of the Company's executive officers or directors or their respective affiliates will receive any consulting or finder's fees in connection with a Business Combination. Further, none of such persons will receive any other payments or assets, tangible or intangible, unless received by all other stockholders on a proportionate basis.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of the date hereof based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock; (ii) each executive officer and director; and (iii) all officers and directors as a group:

                                   Amount and
                                    Nature of
     Name and Address               Beneficial          Approximate Percentage
    of Beneficial Owner            Ownership(1)               of Class
    -------------------            ------------               --------

Ms. Debra Janssen                   1,500,000                   30.2%
8700 N.W. 47th Drive
Coral Springs, Florida 33067

Lake Worth Holdings, Inc.           3,000,000                   60.4%
c/o David Critchfield
11061 S.W. 1st Court
Coral Springs, Florida  33071

Atlas, Pearlman, Trop                 400,000                    8.1%
& Borkson, P.A.
200 East Las Olas Blvd.
Suite 1900
Fort Lauderdale, Florida 33301

All Officers and Directors          1,500,000                   30.2%
   as a Group (1 person)

------------
(1) Unless otherwise noted, all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. No persons named in the table are acting as nominees for any persons or are otherwise under the control of any person or group of persons.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For the fiscal year ended December 31, 1997, there were no material transactions between the Company and any of its officers and/or Directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The financial statements listed on the index to financial statements on page F-1 are filed as part of this Form 10-K/SB.

(b)      Reports on Form 8-K

         None.

(c)      Exhibits:

         3.1    Articles of Incorporation(1)
         3.2    By-Laws(1)
         4.1    Specimen Common Stock Certificate(1)
         4.2    Warrant Certificate(1)
         4.3    Warrant Agreement(1)
         10.1   Forms of Subscription Documentation for prospective investors(1)
         10.2   1996 Stock Option Plan(1)
         10.3   Loan Agreement(1)

         11       Escrow Agreements(1)
         27.1     Financial Data Schedule(2)

-------------
         (1) Filed as an exhibit to Company's Registration Statement on Form SB-2 (File No. 333-5188), as filed with and declared effective by the Commission on October 10, 1997.

         (2)      Filed as an exhibit hereto.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WIN-GATE EQUITY GROUP, INC.



Date:  April 15, 1998                By: /s/ Debra Janssen
                                         ------------------------------------
                                         Debra Janssen, President (Principal
                                         Executive and Financial Officer) and
                                         Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



Date:  April 15, 1998                By: /s/ Debra Janssen
                                         ------------------------------------
                                         Debra Janssen, President, Director

                           WIN-GATE EQUITY GROUP, INC.


                          (A DEVELOPMENT STAGE COMPANY)


                               FINANCIAL STATEMENT


                                December 31, 1997


                                    CONTENTS


                                                                       Page

         Independent Auditors' Report...................................F-2

         Financial Statements:

         Balance Sheet..................................................F-3

         Notes to Financial Statements..............................F-4-F-6

To the Board of Directors
Win-Gate Equity Group, Inc.



                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheet of Win-Gate Equity Group, Inc. (A Development Stage Company) as of December 31, 1997. This financial statement is the responsibility of the Company's Management. Our responsibility is to express an opinion on the financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Win-Gate Equity Group, Inc. as of December 31, 1997 in conformity with generally accepted accounting principles.





Millward & Co., CPAs
Fort Lauderdale, Florida
April 1, 1998 (except for Note 3c as to
    which the date is April 7, 1998)

                   WIN-GATE EQUITY GROUP, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEET
                        December 31, 1997

                             ASSETS



 CURRENT ASSETS:
     Cash                                                            $        13
     Organizational Costs                                                    400
     Deferred Offering Costs                                               18,90
                                                                     -----------
             Total Assets                                            $    19,314
                                                                     ===========


              LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
     Accrued Expenses                                                $     7,500
     Due to Shareholder                                                    5,152
                                                                     -----------
             Total Liabilities                                            12,652
                                                                     ===========

 SHAREHOLDERS' EQUITY:
    Common Stock, par value $.001 per share; 20,000,000
         shares authorized; 4,900,000 shares issued and outstanding        4,900

     Preferred Stock, par value $.001 per share; 5,000,000
         shares authorized; no shares issued and outstanding                   -

     Additional Paid-in Capital                                            2,000

     Accumulated Deficit                                                    (238
                                                                     -----------
             Total Shareholders' Equity                                    6,662
                                                                     -----------
             Total Liabilities and Shareholders' Equity              $    19,314
                                                                     ===========

    The accompanying notes are an integral part of this financial statement.

                           WIN-GATE EQUITY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Win-Gate Equity Group, Inc. is a Florida corporation formed on May 17, 1996, to seek and make one or more Business Combinations to the extent its limited resources will allow. The Company is in the development stage and has no operating history. The subsistence of the Company is dependent initially upon sufficient proceeds being realized by the Company from a proposed Blank Check Offering, of which there is no assurance. Proceeds of Blank Check Offering may be insufficient to enable the Company to conduct potentially profitable operations or otherwise to engage in any business endeavors, acquisitions or mergers.

Basis of Presentation

No income statement has been presented because the Company had incurred nominal expenses of $65 and $173 for the years ended December 31, 1997 and 1996 respectively.

Fiscal Year

The Company's year-end is December 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.


NOTE 2 - DEFERRED OFFERING COSTS

Deferred offering costs represent costs incurred pending completion of a proposed public offering. At the time the offering is completed, such costs will be netted against proceeds received. Should the offering be unsuccessful, these costs will be expensed. The Company's Registration Statement became effective October 10, 1997.

                           WIN-GATE EQUITY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (Continued)




NOTE 3 - SHAREHOLDERS' EQUITY

(a) The Company is authorized to issue 20,000,000 shares of common stock having a per share par value of $.001. As of December 31, 1997, the Company has issued 4,900,000 common shares to its shareholders in exchange for an aggregate of $6,900. Each share of common stock entitles its owner to one vote.

         The common shares carry no preemptive rights and are not redeemable. Cumulative voting is not permitted.

(b) The Company has authorized the issuance of 5,000,000 shares of Preferred Stock with a par value of $.001 per share, bearing such voting, dividend, conversion, liquidation and other rights and preferences as the Board of Directors may determine. There has been no issuance of Preferred Stock.

(c) At April 7, 1997, the Company sold 64,000 units pursuant to a Blank Check Offering at $1 per unit. Each unit consists of one share of Common Stock and 10 Common Stock purchase warrants to purchase Common Stock at $1.20 per share exercisable over a 5 year period. The net proceeds were $57,600.


NOTE 4 - DUE TO SHAREHOLDER

As of December 31, 1997, the President and Chief Executive Officer advanced $5,152 to the company to pay certain offering costs. Such amounts are non-interest bearing and are expected to be paid back upon the completion of the proposed blank check offering.


NOTE 5 - COMMITMENTS

The Company is conducting its proposed offering subject to the Securities and Exchange Commission's Rule 419 of Regulation C under the Securities Act of 1933, as amended. Rule 419 generally requires that the securities to be issued and the funds received in a blank check offering be deposited and held in an escrow account until an acquisition meeting specified criteria is completed. Before the acquisition can be completed and before the funds and securities can be released, the blank check company is required to update the registration statement with a Post-Effective Amendment. After the effective date of any such Post-Effective Amendment, the Company is required to furnish investors with the prospectus produced thereby containing information, including audited financial statements, regarding the proposed acquisition candidate and its business. According to the rule, the investors must have no fewer than 20 and no more than 45 days from the effective date of the Post-Effective Amendment to decide to remain as investors or require the return of their investment funds. Any investors not making any decision within such 45-day period are to automatically receive a return of their investment funds.

                           WIN-GATE EQUITY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 6 - STOCK OPTION PLAN

On June 25, 1996, the Board of Directors and shareholders approved a stock option plan called the "1996 Stock Option Plan" (the "Plan"). Under the Plan, the Company has reserved an aggregate of 500,000 shares of Common Stock for issuance pursuant to options granted under the Plan ("Plan Options"). The Option Committee of the Board of Directors (the "Committee") of the Company administers the Plan including, without limitation, the selection of the persons who will be granted Plan Options under the Plan, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price.

Plan Options granted under the Plan may either be options qualifying as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1996, as amended or options that do not so quality ("Non-Qualified Options"). In addition, the Plan also allows for the inclusion of a reload option provision ("Reload Option"), which permits an eligible person to pay the exercise price of the Plan Option with shares of Common Stock owned by the eligible person and receive a new Plan Option to purchase shares of Common Stock equal in number to the tendered shares. Any Incentive Option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any Incentive Option granted to an eligible employee owning more than 10% of the Company's Common Stock must be at least 110% of such fair market value as determined on the date of the grant. The term of each Plan Option and the manner in which it may be exercised is determined by the Board of the Directors or the Committee, provided that no Plan Option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of the Company's Common Stock, no more than five years after date of the grant.

No Plan Options have been granted at December 31, 1997.