Form 10QSB
period 1998-03-31
WIN GATE EQUITY GROUP INC
filed 1998-05-15
CIK 1017837

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               x Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998



                 Transition Report Under Section 13 or 15(d) of
                                the Exchange Act

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


                              8700 N.W. 47th Drive
                          Coral Springs, Florida 33067
                     (Address of Principal Executive Office)

                                 (954) 255-5566
                       -----------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the issuer's common stock, par value $.001 per share as of May 12, 1998 was 4,964,000.

Traditional Small Business Disclosure Format:  Yes [X]  No [_]

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


                           WIN-GATE EQUITY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 March 31, 1998

                                     ASSETS



CURRENT ASSETS:
 Organizational Costs                                                                          $                400
 Deferred Offering Costs                                                                                     18,901
                                                                                                         ----------

            Total Assets                                                                       $             19,301
                                                                                                         ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Bank Overdraft                                                                                $                 11
 Accrued Expenses                                                                                             7,500
 Due to Shareholder                                                                                           5,152
                                                                                                         ----------

            Total Liabilities                                                                  $             12,663
                                                                                                         ----------

SHAREHOLDERS' EQUITY
 Common Stock, par value $.001 per share; 20,000,000 shares                                                   4,900
   authorized; 4,900,000 shares issued and outstanding

 Preferred Stock, par value $.001 per share; 5,000,000 shares
   authorized; no shares issued and outstanding                                                                   -

 Additional Paid-in Capital                                                                                   2,000

 Accumulated Deficit                                                                                           (262)

            Total Shareholders' Equity                                                                        6,638

            Total Liabilities and Shareholders' Equity                                         $             19,301
                                                                                                         ==========

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

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company had nominal operating activity since inception. Accordingly, no statements of operations or cash flows are included.

The information contained in this Form 10-QSB should be read in conjunction with the Notes to the Financial Statements appearing in the Company's Annual Report ended December 31, 1997.

2. SHAREHOLDERS' EQUITY:

At April 7, 1997, the Company sold 64,000 units pursuant to a Blank Check Offering at $1 per unit. Each unit consists of one share of Common Stock and 10 Common Stock purchase warrants to purchase Common Stock at $1.20 per warrant exercisable over a 5 year period. The net proceeds were $57,600.

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

LIQUIDITY AND CAPITAL RESOURCES/PLAN OF OPERATION.

            As of March 31, 1998, the Company had cash of $0, and restricted cash and cash equivalents of $0. As of March 31, 1998, the Company had total liabilities of $12,663 and total shareholders' equity of $6,638. The Net Proceeds ($64,000) (the "Escrow Fund") were delivered to Mellon United National Bank, as Escrow Agent, to be held in escrow by such firm, until the earlier of
(i) written notification by the Company of its need for all or substantially all of the Escrow Fund for the purpose of facilitating a Business Combination; or
(ii) the exercise by certain stockholders of the Redemption Offer. As of March 31, 1998, there was $0 in the Escrow Fund. The Escrow Fund is currently invested in United States government-backed short-term securities.

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

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (a)     Exhibits:

                    27.1     Financial Data Schedule

            (b)     Reports on Form 8-K:

                    None.

                                   SIGNATURES

   In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, Win-Gate Equity Group, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               WIN-GATE EQUITY GROUP, INC.



DATE:  May 15, 1998            By: /s/ Debra Janssen
                                  ------------------
                                        Debra Janssen, President and Director

                                 EXHIBIT INDEX





EXHIBIT      DESCRIPTION
-------      -----------


27         Financial Data Schedule