Form 10KSB
period 1998-12-31
WIN GATE EQUITY GROUP INC
filed 1999-10-27
CIK 1017837

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1998
                           Commission File No. 0-23199


                          WIN-GATE EQUITY GROUP, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Florida                                        65-0669842
 (State of Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)

   2808 N. Federal Highway, Fort Lauderdale, Florida          33306
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                   (Zip Code)

                                 (954) 561-9766
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----

                                                        Name of Each Exchange
     Title of Each Class                                 on Which Registered
     -------------------                                 -------------------

Securities registered under Section 12(g) of the Exchange Act:  None
                                                                -----
--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   [X]       No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.____

         State issuer's revenues for its most recent fiscal year:   $-0-

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

          [X] Not applicable as there is no market for the Common Stock at this time.


                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                          Yes ___       No ___


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         4,900,000 shares of Common Stock, $.001 par value, as of October 1, 1999.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
        -----------------------

Introduction

         Win-Gate Equity Group, Inc. (the "Company/Win-Gate") is a Florida corporation, organized on May 17, 1996, to seek and effect a merger, acquire the assets or the capital stock of existing businesses or other similar business combination (a "Business Combination"). The Company is a development stage company and has not begun to operate.

         The office address of Win-Gate is 2808 N. Federal Highway, Fort Lauderdale, Florida 33306. The telephone number is (954) 561-9766. The Company's fiscal year end is December 31.

Background

         On October 10, 1998, the Company's Registration Statement on Form SB-2 became effective with the Securities and Exchange Commission, and an offering (the "Blank Check Offering") commenced of 100,000 units (the "Units"). Each Unit consisted of one (1) share of Common Stock, par value $.001 per share and ten
(10) Common Stock Purchase Warrants at a purchase price of $1.00 per Unit through the Company's sole director and executive officer, Ms. Debra Janssen. No commissions or underwriting fees were paid in connection with the Blank Check Offering which is subject to Rule 419 of the Securities Act of 1933, as amended (the "Act").

         All of the Common Stock offered by the Company was sold pursuant to the Company's prospectus. The gross offering proceeds to the Company were $64,000 and all proceeds, along with the Common Stock issued to investors in the Blank Check Offering were deposited in an escrow account (the "Deposited Funds" and "Deposited Securities," respectively) with Mellon United National of Miami (the "Escrow Agent") which were held for the sole benefit of the purchasers of the Units pursuant to the Blank Check Offering. Ms. Debra Janssen advanced all of the expenses of the Offering and was not reimbursed for any of such expenses. While held in the escrow account, the Units could not be traded or transferred. The Deposited Funds and the Deposited Securities could not be released until an acquisition meeting certain specified criteria has been made and a sufficient number of investors reconfirmed their investment in accordance with the procedures set forth in Rule 419 and promulgated by the Company.

Compliance with Rule 419

         Rule 419 requires that before the Deposited Funds and the Deposited Securities can be released, the Company must first execute an agreement to acquire an acquisition candidate meeting certain specified criteria. The agreement must provide for the acquisition of a business or assets for which the fair value of the business represents at least 80% of the maximum offering proceeds received in the Blank Check Offering. On that basis, the fair value of the business or assets to be acquired had to have been at least $1,040,000. Once the acquisition agreement meeting the above criteria had been executed and shareholders representing 90% of the maximum proceeds received in the Blank Check Offering elected to reconfirm their investment, the Company must successfully complete the mandated reconfirmation offering, as discussed below, and consummate the acquisition.

         Pursuant to Rule 419, to the extent that any shareholder does not elect to remain a shareholder in the Reconfirmation Offer, the Company must return the entire portion of that shareholder's Deposited Funds. Unless 90% in interest of the investors elected to remain shareholders of the Company, all shareholders would be entitled to the return of their portion of the Deposited Funds in the event that the Company elected to consummate the proposed transaction. Additionally, Debra Janssen had agreed to absorb all expenses for those shareholders who did not elect to remain shareholders so that any investor who did not elect to reconfirm their investment would be entitled to the return of their entire investment in the Blank Check Offering. Furthermore, in the event an acquisition was not consummated within 18 months of the effective date of the Registration Statement which became effective on October 10, 1998 (which termination date would be April 10, 1999), the Deposited Funds were required to be returned to all investors.

Reconfirmation Offering

         Within five business days after the effective date of the Company's Post-Effective Amendment, the Company was to commence a reconfirmation offer. The terms of the reconfirmation offer included the following conditions: (i) the prospectus contained in the Post- Effective Amendment would be sent to each investor whose securities were held in the escrow account within five business days after the effective date of the Post-Effective Amendment; (ii) each investor would have no fewer than 20 and no more than 45 business days from the effective date of the Post-Effective Amendment to notify the Company in writing that the investor elected to remain an investor; (iii) if the Company did not receive written notification from any investor within 45 business days following the effective date, the pro-rata portion of the Deposited Funds and any related interest or dividends held in the escrow account on such investor's behalf would be returned to the investor within five business days by first class mail or other equally prompt means, but only if the proposed transaction were consummated; (iv) the acquisition would be consummated only if a minimum number of investors representing 90% of the maximum offering proceeds received in the Blank Check Offering elected to reconfirm their investments; and (v) if a consummated acquisition did not occur within 18 months from October 10, 1998, the effective date of the Company's Blank Check Offering registration statement (which would be April 10, 1999), the Deposited Funds held in the escrow account would be returned to all investors on a pro-rata basis within five business days by first class mail or other equally prompt means.

         The Company was not able to complete the offering on a timely basis, and as a result, all of the funds were returned to the investors in the Rule 419 offering.

         The Company will continue with its original business plan which consisted of efforts to seek and undertake a merger, acquire the assets or the capital stock of existing businesses, effectuate joint ventures or strategic alliances or otherwise complete a business combination with independent companies or with entities or businesses affiliated with the principal of the Company. Inasmuch as certain of the shares of Common Stock held by shareholders of the Company are eligible for sale pursuant to Rule 144 or are currently freely tradeable as a result of having been acquired and held for in excess of two years, the Company plans to seek inclusion of its Common Stock on the OTC Bulletin Board.

         The Company is currently a reporting company under the Securities Exchange Act of 1934 pursuant to Section 12(g) of the Securities Exchange Act of 1934. It is the Company's intention to maintain a current status with regard to its obligation to file periodic reports under the Securities Exchange Act of 1934.

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

Employees

         As of the date hereof, Roman Fisher, the Company's sole officer, devotes approximately 50% of his working time to the affairs of the Company.

ITEM 2. DESCRIPTION OF PROPERTY
        -----------------------

         The Company currently maintains its executive business address on a rent free basis at 2808 N. Federal Highway, Fort Lauderdale, Florida 33306 from PST Computer, Inc. The Company considers this space adequate for its current operations.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS
        --------------------------------------------------------

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED MATTERS
        ---------------------------------------------------------

         Not Applicable.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
        ----------------------------------------------------------

General

         The Company was organized under the laws of the State of Florida on May 17, 1996 in order to seek and effect a merger, acquire the assets or the capital stock of existing businesses or other similar business combination. The Company has not been engaged in active operations since its organization and is in the developmental stage. From inception of the Company through the fiscal year ending December 31, 1998, management's primary emphasis has been on organizing the Company, preparing and completing the Company's Registration Statement on Form SB-2 for purposes of undertaking the Blank Check Offering and the investigation of certain potential business opportunities. The Company was not able to complete the reconfirmation offer on a timely basis and all funds were returned to investors. The Company remained obligated to file periodic reports under the Securities Exchange Act of 1934, and will continue to seek to effect a business combination.

Plan of Operation/Liquidity and Capital Resources

         During the period from the Company's inception through the date hereof, the Company was principally engaged in organizational activities, completing the aforementioned Registration Statement and investigation of certain potential business opportunities. During 1998, the Company completed the public offering of 64,000 Units pursuant to Rule 419 under the Securities Act of 1933. The funds, including interest earned thereon, along with the Common Stock sold in such offering, were held in escrow until the Company could receive shareholder approval for a proposed acquisition. The Company's principal asset at December 31, 1998 was the $64,000 in restricted cash held in escrow as investor funds until an acquisition could be consummated. Inasmuch as the acquisition could not be consummated by April 10, 1999, the deposited funds were returned to investors. As of December 31, 1998, the Company had total current liabilities of $20,092.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS
        ---------------------------------

         The financial statements are included under Item 13(a) of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

                  On May 28, 1999, Millward & Co., was replaced by London Witte & Company, P.A. as the Company's independent auditors when that firm declined to stand for re-election or appointment. Millward & Co.'s report of audit since inception of the Company did not contain any adverse opinion, any disclaimer of opinion, nor has any opinion been qualified as to uncertainty, audit scope or accounting principles.

         During the Company's two most recent fiscal years and subsequent interim periods preceding the change in independent auditors, there were not any disagreements with Millward & Co. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

         London Witte & Company, P.A. was selected by management to replace Millward & Co. as the Company's independent auditors as determined by its sole director and executive officer.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        ------------------------------------------------------------------------
        UNDER SECTION 16 (A) OF THE EXCHANGE ACT
        ----------------------------------------

Directors and Executive Officers

         The current directors and executive officers of the Company as of October 1, 1999 are as follows:

Name                                  Age                 Position
----                                  ---                 --------
Roman Fisher                          52                  President, Chief Executive Officer, Treasurer,
                                                          Secretary and Director

         ROMAN FISHER

         Mr. Fisher has not participated in any previous Blind Pool or Blank Check Offerings. Mr. Fisher expects to devote up to 50% of his available business time for the search for a suitable acquisition candidate.

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

         Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the year ended December 31, 1998, except for Debra Janssen who inadvertently is late in filing Form 3 for reporting initial beneficial ownership of securities and is currently preparing such Form 3.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

Cash Compensation

         Total cash compensation paid to all executive officers as a group for services provided to the Company in all capacities during the year ended December 31, 1998 aggregated to $-0-. Set forth below is summary compensation table in the tabular format specified in the applicable rules of the Securities and Exchange Commission.

                                            Summary Compensation Table

                                                 Annual Compensation               Long-Term Compensation
                                 ---------------------------------------------------------------------------------
                                                                              Awards                Payouts
                                                                              -----------------------------

                                                                            Securities
                                                   Other                    Under-
Name and                                           Annual     Restricted    lying                       All Other
Principal                                          Compen-    Stock         Options/       LTIP         Compen-
Position                  Year   Salary   Bonus    sation     Award(s)      SARs           Payouts      sation
--------                  ----   ------   -----    ------     --------      ----           -------      ------
                                   ($)     ($)       ($)       ($)            (#)           ($)           ($)
Debra Janssen             1996     $0      $0        $0        $0              0            $0            $0
former President, Chief   1997     $0      $0        $0        $0              0            $0            $0
Executive Officer,        1998     $0      $0        $0        $0              0            $0            $0
Treasurer, Secretary
and Sole Director

                                        8


                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                (INDIVIDUAL GRANTS)

                                                                Percent of
                                             Number of          Total Options/
                                             Securities         SARs Granted
                                             Underlying         to Employees         Exercise or
                                             Options/SARs       in Fiscal            Base Price         Expiration
                  Name                       Granted (#)        Year                 ($/Sh)             Date
                  ----                       -----------        ----                 ------             ----

Debra Janssen                                    0                   0                  0                   0
former President, Chief Executive
Officer, Treasurer, Secretary
and Sole Director


                          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                                 OPTION/SAR VALUES

                                                                         Number of
                                                                         Securities            Value of
                                                                         Underlying            Unexercised
                                      Shares                             Unexercised           in-the-Money
                                      Acquired                           Options/SARs          Options/SARs
                                      on               Value             at FY-End (#)         at FY-End ($)
                                      Exercise         Realized          Exercisable/          Exercisable/
         Name                            (#)               ($)           Unexercisable         Unexercisable
         ----                            ---               ---           -------------         -------------
Debra Janssen                            0                 $0                 0                     $0
former President, Chief Executive
Officer, Treasurer,
Secretary and Sole Director

                              LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                 Number            Performance          Estimated Future Payouts Under
                                 of Shares,        or Other             Non-Stock Price-Based Plans
                                 Units or          Period Until
                                 Other Rights      Maturation           Threshold      Target       Maximum
             Name                    (#)           or Payout            ($ or #)       ($ or #)     ($ or #)
             ----                    ---           ---------            --------       --------     --------
Debra Janssen                        0                 0                   0                0            0
former President, Chief
Executive Officer,
Treasurer, Secretary
and Sole Director

         The Company has not paid any direct or indirect compensation to the officers or directors of the Company. Additionally, no options or SARS have been granted to any persons since the Company's inception nor does the Company have any long range incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The following table sets forth certain information regarding the Company's Common Stock beneficially owned on October 1, 1999 (i) by each person who is known by the Company to own beneficially or exercise voting or dispositive control over 5% or more of the Company's Common Stock, (ii) by each of the Company's directors, and (iii) by all executive officers and directors as a group. At October 1, 1999, there were 4,900,000 shares of Common Stock outstanding. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within (60) days. Information with respect to the percent of class is based on 4,900,000 shares of the Company's Common Stock issued and outstanding as of October 1, 1999.

         Unless otherwise noted, all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. No persons named in the table are acting as nominees for any persons or are otherwise under the control of any person or group of persons.

                                                           # of Shares of
      Name and Address                                      Common Stock                    Percentage of
        of Beneficial                                       Beneficially                       Company
            Owner                                               Owned                           Owned
            -----                                               -----                           -----
      Roman Fisher (1)                                         2,000,000                        40.82%

      Raffles Tojo, Inc. (2)                                   1,000,000                        20.41%

      Debra Janssen (3)                                        1,500,000                        30.61%

      All Executive Officers                                   2,000,000
      and  Directors as a
      Group (1 Person)

-----------------------------

(1)      The address is 3100 N. Ocean Boulevard, Fort Lauderdale, Florida 33308.
(2)      The address is 494 La Guardia Place, New York, New York 10012.
(3)      The address is 8700 N.W. 47th Drive, Coral Springs, Florida 33067.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         For the fiscal year ended December 31, 1998, there were no material transactions between the Company and any of its officers and/or Directors.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K
         --------------------------------------

         (a) The financial statements listed on the index to financial statements on page F-1 are filed as part of this Form 10-KSB.

         (b)      Reports on Form 8-K
                  -------------------
                  None.

         (c)      Exhibits
                  --------

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

         -----------------------

         (1) Filed as an exhibit to Company's Registration Statement on Form SB-2 (File No. 333- 5188), as filed with and declared effective by the Commission on October 10, 1997.

         (2) Filed as an exhibit hereto.

                                    SIGNATURE
                                    ---------


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 26th day of October, 1999.

                                         WIN-GATE EQUITY GROUP, INC.



                                         By: /s/ Roman Fisher
                                         --------------------
                                         Roman Fisher, Chairman of the Board
                                         and Chief Executive Officer


         In accordance with the Exchange, this Report has been signed below by the following person on behalf of the Registrant, and in the capacities and on the date indicated.


                                   SIGNATURES
                                   ----------


                                   Chairman of the Board,
                                   President and Principal
/s/ Roman Fisher                   and Accounting Officer
------------------------           Executive, Financial
Roman Fisher                                                    October 26, 1999

                          Win-Gate Equity Group, Inc.



                              Financial Statements
                        and Independent Auditors' Report
                           December 31, 1998 and 1997

                                   CONTENTS
                                   --------






INDEPENDENT AUDITORS' REPORT                                           F-1
----------------------------



FINANCIAL STATEMENTS
--------------------


         BALANCE SHEETS                                                F-2


         STATEMENTS OF INCOME                                          F-3


         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                 F-4


         STATEMENTS OF CASH FLOWS                                      F-5


         NOTES TO FINANCIAL STATEMENTS                                 F-6-11

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Win-Gate Equity Group, Inc.



We have audited the accompanying balance sheet of Win-Gate Equity Group, Inc. (a development stage company) as of December 31, 1998 and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Win-Gate Equity Group, Inc. as of December 31, 1997 and for the period from May 17, 1996 (date of inception) through December 31, 1997 were audited by other auditors whose report dated April 1,1998, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Win-Gate Equity Group, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ London Witte & Company, P.A.
--------------------------------
LONDON WITTE & COMPANY, P.A.
Certified Public Accountants
Fort Lauderdale, Florida

August 9, 1999


                          WIN-GATE EQUITY GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           December 31, 1998 and 1997

                                   A S S E T S

                                                                             1998        1997
                                                                        -----------  ----------
CURRENT ASSETS
  Cash                                                                     $      0    $     13
  Deferred offering costs                                                         0      18,901
                                                                        -----------  ----------

    TOTAL CURRENT ASSETS                                                          0      18,914
                                                                        -----------  ----------

OTHER ASSETS
  Restricted cash                                                            64,000           0
  Organization costs                                                            400         400
                                                                        -----------  ----------

    TOTAL OTHER ASSETS                                                       64,400         400
                                                                        -----------  ----------

    TOTAL ASSETS                                                           $ 64,400    $ 19,314
                                                                        ===========  ==========

       L I A B I L I T I E S A N D S T O C K H O L D E R S ' E Q U I T Y

CURRENT LIABILITIES
  Accrued expenses                                                         $  7,811    $  7,500
  Stockholder loan                                                           12,281       5,152
                                                                        -----------  ----------

    TOTAL CURRENT LIABILITIES                                                20,092      12,652
                                                                        -----------  ----------

STOCKHOLDERS' EQUITY
  Common stock offering subject to rescission
    shares issued and outstanding:
    64,000 as of 12/31/98 and 0 as of 12/31/97                               64,000           0
  Common stock, par value $.001 per share;
    20,000,000 shares authorized; 4,900,000
    shares issued and outstanding                                             4,900       4,900
  Preferred stock, par value $.001 per share;
    5,000,000 shares authorized; no shares
    issued and outstanding                                                        0           0
  Additional paid-in capital                                                  2,000       2,000
  Deficit accumulated during the development
    stage                                                                   (26,592)       (238)
                                                                        -----------  ----------

    TOTAL STOCKHOLDERS' EQUITY                                               44,308       6,662
                                                                        -----------  ----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 64,400    $ 19,314
                                                                        ===========  ==========


The accompanying notes are an integral part of these financial statements.


                          WIN-GATE EQUITY GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME
                 For the years ended December 31, 1998 and 1997
    and the Period from May 17, 1996 (Date of Inception) to December 31, 1998


                                                                  INCEPTION
                                                                      TO
                                        1998           1997          1998
                                   ------------   ------------   -----------
REVENUES                           $          0   $          0   $         0


OPERATING EXPENSES:
  General and administrative                563             65           801


OTHER EXPENSE
  Stock offering costs                   25,791              0        25,791
                                   ------------   ------------   -----------

    NET LOSS BEFORE INCOME TAXES        (26,354)           (65)      (26,592)

INCOME TAX EXPENSE (BENEFIT)                  0              0             0
                                   ------------   ------------   -----------

    NET INCOME (LOSS)                   (26,354)           (65)      (26,592)
                                   ============   ============   ===========


NET LOSS PER SHARE - BASIC              (0.0053)       (0.0000)
                                   ============   ============

NET LOSS PER SHARE - DILUTED            (0.0049)       (0.0000)
                                   ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING:
    Basic                             4,948,000      4,900,000
                                   ============   ============
    Diluted                           5,428,000      4,900,000
                                   ============   ============

The accompanying notes are an integral part of these financial statements.


                          WIN-GATE EQUITY GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              For the period from May 17, 1996 (Date of Inception)
                              to December 31, 1998


                              COMMON STOCK AND
                              CAPITAL IN EXCESS
                              OF PAR VALUE
                              ------------
                                                        RETAINED
                                SHARES       AMOUNT     EARNINGS     TOTAL
                                ------       ------     --------     -----
BALANCES AT MAY 17, 1996                0 $       0  $        0  $        0
 Net Loss                               -         -        (173)       (173)
 Issuance of common shares      4,900,000     6,900           -       6,900
                                --------- ---------  ----------  ----------

BALANCES AT DECEMBER 31, 1996   4,900,000     6,900        (173)      6,727
 Net Loss                               -         -         (65)        (65)
                                --------- ---------  ----------  ----------

BALANCES AT DECEMBER 31, 1997   4,900,000     6,900        (238)      6,662
 Net Loss                               -         -     (26,354)    (26,354)
 Issuance of common shares
  subject to rescission            64,000    64,000           -      64,000
                                --------- ---------  ----------  ----------

BALANCES AT DECEMBER 31, 1998   4,964,000 $  70,900   $ (26,592)  $  44,308
                                ========= =========  ==========  ==========


The accompanying notes are an integral part of these financial statements.


                          WIN-GATE EQUITY GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 1998 and 1997
    and the Period from May 17, 1996 (Date of Inception) to December 31, 1998


                                                                      INCEPTION
                                                                         TO
                                                 1998        1997       1998
                                               --------    --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $(26,354)   $    (65)   $(26,592)

  Adjustments to reconcile net loss to
  net cash provided by operating activities:

    Changes in assets and liabilities:
      Deferred offering costs                    18,902     (10,342)          0
      Organizational costs                            0           0        (400)
      Accrued expenses                              310       7,500       7,811
                                               --------    --------   ---------

  Net cash used by operating activities          (7,142)     (2,907)    (19,181)
                                               --------    --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash used by investing activities               0           0           0
                                               --------    --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stockholder loan                  7,129       1,952      12,281
  Proceeds from common stock issuance                 0           0       6,900
  Proceeds from common stock offering
    of 64,000 subject to rescission              64,000           0      64,000
  Cash deposited into escrow account for
    stock offering subject to rescission        (64,000)          0     (64,000)
                                               --------    --------   ---------

  Net cash provided by financing
    activities                                    7,129       1,952      19,181
                                               --------    --------   ---------

NET INCREASE (DECREASE) IN CASH                     (13)       (955)          0
CASH AND EQUIVALENTS, BEGINNING                      13         968           0
                                               --------    --------   ---------

CASH AND EQUIVALENTS, ENDING                   $      0    $     13    $      0
                                               ========    ========   =========



The accompanying notes are an integral part of these financial statements.

                           WIN-GATE EQUITY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Nature of Activities

Win-Gate Equity Group, Inc. is a Florida corporation formed on May 17, 1996, to seek and make one or more business combinations to the extent its limited resources will allow. The Company is in the development stage and has no operating history. The subsistence of the Company is dependent upon sufficient proceeds being raised through financing or capital contributions to enable the Company to make such a business combination, of which there is no assurance. Any such proceeds may be insufficient to enable the Company to conduct potentially profitable operations or otherwise to engage in any business endeavors, acquisitions, or mergers.

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting and accordingly reflects all receivables, payables, and other liabilities.

Fiscal Year

The Company's year-end is December 31.

Cash and Cash Equivalents

For purposes of the financial statements, the Company considers all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

Income Taxes

Deferred tax assets and liabilities are determined based upon differences between the financial statement and tax bases assets and liabilities using enacted tax rates in effect for the year which differences are expected to reverse.

The Company provides a valuation allowance against deferred tax assets if, based on the weight of evidence available, it is more likely than not that some or all of the deferred tax assets will not be realized.

                           WIN-GATE EQUITY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Loss Per Share

In 1998, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," (SFAS 128). Under SFAS 128, basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share reflect the maximum dilution that would have resulted from the assumed exercise related to dilutive stock options and is computed by dividing net income (loss) by the weighted average number of common shares and all dilutive securities outstanding.

Financial Statement Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


NOTE 2 - DEFERRED OFFERING COSTS
--------------------------------

Deferred offering costs represent costs incurred pending completion of a proposed public offering. Because the offering was refunded in 1999 (see note
10), these costs were expensed at the end of 1998 when it became unlikely that any future benefit of these costs would be realized.


NOTE 3 - DEFERRED TAXES
-----------------------

Under current tax law, all start up costs must be amortized over a period of not less than 60 months starting with the month in which the business begins. As of December 31, 1998 and 1997 the amount of start up costs were $26,592 and $238 respectfully. Since operations have not commenced as of December 31, 1998, the start up costs are a non-amortizable asset for income tax reporting. Based on the evidence available, the Company has provided a valuation allowance to offset any deferred tax asset arising from the future tax benefits from the amortization of its start up costs.

                           WIN-GATE EQUITY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 4 - STOCKHOLDER LOAN
-------------------------

During 1997 and 1998, the President and Chief Executive Officer for that time period made advances to the Company to pay certain offering costs. Such amounts are non-interest bearing and are payable on demand. In accordance with Financial Accounting Standards Board Statement No. 107 "Disclosures about Fair Value of Financial Instruments,"(SFAS 107), market value is estimated at cost because of the nature of the loan. The loan balances are $12,281 and $5,152 as of December 31, 1998 and 1997.


NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------

Common Stock Offering Subject to Rescission

On April 7, 1998, the Company sold 64,000 units pursuant to a Blank Check Offering (see note 8) at $1 per unit. Each unit consists of one share of Common Stock and 10 Common Stock purchase warrants to purchase Common Stock at $1.20 per warrant exercisable over a 5 year period. The gross proceeds from the offering was $64,000. All costs incurred with the blank check offering were categorized as deferred offering costs in 1997 and subsequently expensed during 1998.

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock having a per share par value of $.001. As of December 31, 1998 and 1997, the Company has issued 4,900,000 common shares to its shareholders in exchange for an aggregate of $6,900. Each share of common stock entitles its owner to one vote. The common shares carry no preemptive rights and are not redeemable. Cumulative voting is not permitted.

Preferred Stock

The Company has authorized the issuance of 5,000,000 shares of preferred stock with a par value of $.001 per share, bearing such voting, dividend, conversion, liquidation and other rights and preferences as the Board of Directors may determine. There has been no issuance of preferred stock.

                           WIN-GATE EQUITY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



NOTE 6 - STOCK OPTION PLAN
--------------------------

On June 25, 1996, the Board of Directors and shareholders approved a stock option plan entitled the "1996 Stock Option Plan" (the "plan"). Under the plan, the Company has reserved an aggregate of 500,000 shares of common stock for issuance pursuant to options granted under the plan. The Options Committee of the Board of Directors of the Company administers the plan including, without limitation, the selection of the persons who will be granted options under the plan, the type of options to be granted, and the number of shares subject to each plan option and plan option price.

Options granted under the plan may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1996, as amended or non-qualified options. In addition, the plan also allows for the inclusion of a reload option provision which permits an eligible person to pay the exercise price of the plan option with shares of common stock owned by the eligible person and receive a new plan option to purchase additional shares of common stock in the same quantity as the shares tendered. Any incentive option granted under the plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the day of such grant. However, the exercise price of any incentive option granted to an eligible employee owning more than 10% of the Company's common stock must be at least 110% of such fair market value as determined on the date of the grant. The term of each plan option and the manner in which it may be exercised is determined by the Board of Directors or the Option Committee provided that no plan option may be exercisable more than 10 years after the date of its grant, and in the case of an incentive option granted to an eligible employee owning more than 10% of the Company's common stock, no more than five years after the date of the grant.

No plan options have been granted as of December 31, 1998.

                           WIN-GATE EQUITY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

During 1997 and 1998 the Company leased office space on a month to month, rent-free basis from the Company's President and Chief Executive Officer. The Company also has an interest free loan payable to this person as described in note 4.

In addition, in May, 1996 the company issued 400,000 shares of common stock to Atlas, Pearlman, Trop & Borkson, P.A. in consideration for legal services rendered to the Company. The Company paid Atlas et al $3,500 in 1998 and $3,500 in 1997 for legal services. As of December 31, 1998, the Company owes Atlas, Pearlman, Trop & Borkson, P.A. approximately $1,971 for additional legal services.


NOTE 8 - COMMITMENTS
--------------------

During 1998, the Company conducted its common stock offering subject to the Securities and Exchange Commission's Rule 419 of Regulation C under the Securities Act of 1933, as amended. Rule 419 generally requires that the securities to be issued and the funds received in a blank check offering be deposited and held in an escrow account until an acquisition meeting specified criteria is completed (See Note 10). Before the acquisition can be completed and before the funds and securities can be released, the blank check company is required to update the registration with a Post-Effective Amendment. After the effective date of any such Post-Effective Amendment, the Company is required to furnish investors with the prospectus produced thereby containing information, including audited financial statements, regarding the proposed acquisition candidate and its business. According to the rule, the investors must have no fewer than 20 and no more than 45 days from the effective date of the Post-Effective Amendment to decide to remain as investors or require the return of their investment funds. Any investors that do not make a decision within the 45 day period are to automatically receive a return of their investment funds.

                           WIN-GATE EQUITY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



NOTE 9 - QUARTERLY FINANCIAL DATA
---------------------------------

----------------------------- ------------------- ----------------- ----------------- ------------------ -------------------
                                                                    Stock Offering    Income             Net Income
                                                  Operating         Costs             Tax Expense        (Loss)
                              Revenues            Expenses
----------------------------- ------------------- ----------------- ----------------- ------------------ -------------------
1998
----
----------------------------- ------------------- ----------------- ----------------- ------------------ -------------------
First Quarter                 $      0            $      13         $      0          $      0           $   ( 13)
----------------------------- ------------------- ----------------- ----------------- ------------------ -------------------
Second Quarter                       0                  550                0                 0               (550)
----------------------------- ------------------- ----------------- ----------------- ------------------ -------------------
Third Quarter                        0                    0                0                 0                  0
----------------------------- ------------------- ----------------- ----------------- ------------------ -------------------
Fourth Quarter                       0                    0           25,791                 0            (25,791)
----------------------------- ------------------- ----------------- ----------------- ------------------ -------------------

----------------------------- ------------------- ----------------- ----------------- ------------------ -------------------
Total Year                    $      0            $     563         $ 25,791          $      0           $ 26,354)
----------------------------- ------------------- ----------------- ----------------- ------------------ -------------------


NOTE 10 - SUBSEQUENT EVENT
--------------------------

As referred to in note 8, the Company was obligated under Securities and Exchange Commission's Rule 419 of Regulation C under the Securities Act of 1933, as amended, to complete an acquisition meeting specified criteria. As of June 30, 1999 no acquisition had been identified. Pursuant to Rule 419, $64,000 was refunded to the investors and 64,000 shares of common stock and 640,000 common stock purchase warrants were canceled.