Form 10QSB
period 1999-06-30
WIN GATE EQUITY GROUP INC
filed 1999-10-27
CIK 1017837

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

             [X] Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

               [ ] Transition Report Under Section 13 or 15(d) of
                                the Exchange Act

          For the transition period from ____________ to ____________.


                         Commission file number 0-23199


                           WIN-GATE EQUITY GROUP, INC.
                           ---------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

               Florida                                  65-0669842
    -------------------------------                     -----------
    (State or Other Jurisdiction of                 (I.R.S. Employer
    Incorporation or Organization)                  Identification No.)


                             2808 N. Federal Highway
                         Fort Lauderdale, Florida 33306
                         ------------------------------
                     (Address of Principal Executive Office)

                                 (954) 561-9766
                       -----------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [ ]    No [X]


The number of shares outstanding of the issuer's common stock, par value $.001 per share as of October 1, 1999 was 4,900,000.

Traditional Small Business Disclosure Format:   Yes  [X]    [ ]


                           WIN-GATE EQUITY GROUP, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                           Page
                                                                                                           ----
ACCOUNTANTS' REPORT                                                                                         1
-------------------

FINANCIAL STATEMENTS
--------------------

                          Balance Sheet                                                                     2

                          Statement of Income for the three                                                 3
                          months ended June 30, 1999

                          Statement of Income for the six                                                   4
                          months ended June 30, 1999

                          Statement of Changes in Stockholders'                                             5
                          Equity

                          Statement of Cash Flow for the three                                              6
                          months ended June 30, 1999

                          Statement of Cash Flow for the six                                                7
                          months ended June 30, 1999

                          Notes to Financial Statements                                                     8



                          WIN-GATE EQUITY GROUP, INC.



                         UNAUDITED FINANCIAL STATEMENTS
                                 JUNE 30, 1999

ACCOUNTANTS' REPORT


To the Shareholders
Win-Gate Equity Group, Inc.


The accompanying balance sheet of

WIN-GATE EQUITY GROUP, INC. (A DEVELOPMENT STAGE COMPANY)

as of June 30, 1999 and the related statements of income, changes in stockholders' equity, and cash flows for the three and six months ended June 30, 1999 and 1998 and for the period from inception, May 17, 1996, to June 30, 1999 were not audited by us and, accordingly, we do not express an opinion on them.



/s/ LONDON WITTE & COMPANY, P.A.
--------------------------------
LONDON WITTE & COMPANY, P.A.
Certified Public Accountants
Fort Lauderdale, Florida



August 30, 1999


                          WIN-GATE EQUITY GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                  June 30, 1999
                                  (UNAUDITED)

                                   A S S E T S
                                                                            JUNE 30,
                                                                              1999
                                                                         -----------
CURRENT ASSETS
  Cash                                                                     $ 13,577
                                                                         -----------
    TOTAL CURRENT ASSETS                                                     13,577
                                                                         -----------

OTHER ASSETS
  Restricted cash                                                                 0
  Organization costs                                                            400
                                                                         -----------

    TOTAL OTHER ASSETS                                                          400
                                                                         -----------

    TOTAL ASSETS                                                           $ 13,977
                                                                         ===========

       L I A B I L I T I E S A N D S T O C K H O L D E R S ' E Q U I T Y

CURRENT LIABILITIES
  Accrued expenses                                                         $  2,190
  Accrued interest                                                              208
  Loan payable                                                               12,971
  Stockholder loan                                                               50
  Note payable - current                                                     20,000
                                                                         -----------

    TOTAL CURRENT LIABILITIES                                                35,419
                                                                         -----------

STOCKHOLDERS' EQUITY
  Common stock offering subject to rescission
    shares issued and outstanding:
    0 as of 6/30/99 and 64,000 as of 12/31/98                                     0
  Common stock, par value $.001 per share;
    20,000,000 shares authorized; 4,900,000
    shares issued and outstanding                                             4,900
  Preferred stock, par value $.001 per share;
    5,000,000 shares authorized; no shares
    issued and outstanding                                                        0
  Additional paid-in capital                                                  2,000
  Deficit accumulated during the development
    stage                                                                   (28,342)
                                                                         -----------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                    (21,442)
                                                                         -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 13,977
                                                                         ===========


                 See Accompanying Notes to Financial Statements



                          WIN-GATE EQUITY GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME
               For the three months ended June 30, 1999 and 1998
      and the Period from May 17, 1996 (Date of Inception) to June 30, 1999
                                  (UNAUDITED)


                                                            INCEPTION
                                    JUNE 30,      JUNE 30,     TO
                                      1999          1998      1999
                                   ---------   ----------  ----------
REVENUES                           $      0    $      0    $      0
                                   ---------   ----------  ----------


OPERATING EXPENSES:
  General and administrative             24         539         975
                                   ---------   ----------  ----------


OTHER EXPENSE
  Stock offering costs                  990           0      27,159
  Interest expense                      208           0         208
                                   ---------   ----------  ----------

TOTAL OTHER EXPENSE                   1,198           0      27,367
                                   ---------   ----------  ----------

    NET LOSS BEFORE INCOME TAXES     (1,222)       (539)    (28,342)

INCOME TAX EXPENSE (BENEFIT)              0           0           0
                                   ---------   ----------  ----------

    NET INCOME (LOSS)              $ (1,222)   $   (539)   $(28,342)
                                   =========   ==========  ==========



                 See Accompanying Notes to Financial Statements


                          WIN-GATE EQUITY GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME
                For the six months ended June 30, 1999 and 1998
      and the Period from May 17, 1996 (Date of Inception) to June 30, 1999
                                  (UNAUDITED)

                                                            INCEPTION
                                   JUNE 30,     JUNE 30,       TO
                                     1999         1998        1999
                                  ---------    ---------   ----------
REVENUES                           $      0    $      0    $      0
                                  ---------    ---------   ----------


OPERATING EXPENSES:
  General and administrative            174         563         975
                                  ---------    ---------   ----------


OTHER EXPENSE
  Stock offering costs                1,368           0      27,159
  Interest expense                      208           0         208
                                  ---------    ---------   ----------

TOTAL OTHER EXPENSE                   1,576           0      27,367
                                  ---------    ---------   ----------

    NET LOSS BEFORE INCOME TAXES     (1,750)       (563)    (28,342)

INCOME TAX EXPENSE (BENEFIT)              0           0           0
                                  ---------    ---------   ----------

    NET INCOME (LOSS)              $ (1,750)   $   (563)   $(28,342)
                                  =========    =========   ==========



                 See Accompanying Notes to Financial Statements


                          WIN-GATE EQUITY GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              For the period from May 17, 1996 (Date of Inception)
                                to June 30, 1999
                                  (UNAUDITED)



                                     COMMON STOCK AND
                                    CAPITAL IN EXCESS
                                       OF PAR VALUE
                                       ------------

                                                              RETAINED
                                    SHARES       AMOUNT       EARNINGS        TOTAL
                                 ---------     ---------      ----------   ----------
BALANCES AT MAY 17, 1996                 0     $       0      $       0    $        0
 Net Loss                               --            --           (173)         (173)
 Issuance of common shares       4,900,000         6,900             --         6,900
                                 ---------     ---------      ---------    ----------

BALANCES AT DECEMBER 31, 1996    4,900,000         6,900           (173)        6,727
 Net Loss                               --            --            (65)          (65)
                                 ---------     ---------      ---------    ----------

BALANCES AT DECEMBER 31, 1997    4,900,000         6,900           (238)        6,662
 Net Loss                               --            --        (26,354)      (26,354)
 Issuance of common shares
  subject to rescission             64,000        64,000             --        64,000
                                 ---------     ---------      ---------    ----------

BALANCES AT DECEMBER 31, 1998    4,964,000        70,900        (26,592)       44,308
 Net Loss                               --            --         (1,750)       (1,750)
 Rescission of common shares       (64,000)      (64,000)            --       (64,000)
                                 ---------     ---------      ---------    ----------

BALANCES AT JUNE 30, 1999        4,900,000     $   6,900      $  (28,34    $  (21,442)
                                 =========     =========      =========    ==========




                 See Accompanying Notes to Financial Statements


                          WIN-GATE EQUITY GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               For the three months ended June 30, 1999 and 1998
      and the Period from May 17, 1996 (Date of Inception) to June 30, 1999
                                  (UNAUDITED)


                                                                    INCEPTION
                                             JUNE 30,     JUNE 30,      TO
                                               1999         1998       1999
                                           ----------   ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 $   (1,222)  $    (539) $  (28,342)

  Adjustments to reconcile net loss to net cash provided by operating activites:

    Changes in assets and liabilities:
      Organizational costs                          0           0        (400)
      Accrued expenses                         (5,459)          0       2,190
      Accrued interest                            208           0         208
                                           ----------   ---------  -----------

  Net cash used by operating activities        (6,473)       (539)    (26,344)
                                           ----------   ---------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash used by investing activities             0           0           0
                                           ----------   ---------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stockholder loan                   50           0          50
  Proceeds from loan payable                        0         550      12,971
  Proceeds from note payable                   20,000           0      20,000
  Proceeds from common stock issuance               0           0       6,900
  Proceeds from common stock offering
    of 64,000 subject to rescission                 0           0      64,000
  Cash deposit into escrow account                  0           0     (64,000)
  Rescission of common stock offering         (64,000)          0     (64,000)
  Cash withdrawn from escrow account           64,000           0      64,000
                                           ----------   ---------  -----------

  Net cash provided by financing
    activities                                 20,050         550      39,921
                                           ----------   ---------  -----------

NET INCREASE (DECREASE) IN CASH                13,577          11      13,577
CASH AND EQUIVALENTS, BEGINNING                     0         (11)          0
                                           ----------   ---------  -----------

CASH AND EQUIVALENTS, ENDING               $   13,577   $       0  $   13,577
                                           ==========   =========  ===========

                 See Accompanying Notes to Financial Statements


                          WIN-GATE EQUITY GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1999 and 1998
      and the Period from May 17, 1996 (Date of Inception) to June 30, 1999
                                  (UNAUDITED)


                                                                    INCEPTION
                                            JUNE 30,     JUNE 30,      TO
                                              1999        1998        1999
                                            ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                  $  (1,750)  $    (563)  $ (28,342)

  Adjustments to reconcile net loss to net cash provided by operating activites:

    Changes in assets and liabilities:
      Organizational costs                          0           0        (400)
      Accrued expenses                         (5,621)          0       2,190
      Accrued interest                            208           0         208
                                            ----------  ----------  ----------

  Net cash used by operating activities        (7,163)       (563)    (26,344)
                                            ----------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash used by investing activities             0           0           0
                                            ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stockholder loan                   50           0          50
  Proceeds from loan payable                      690         550      12,971
  Proceeds from note payable                   20,000           0      20,000
  Proceeds from common stock issuance               0           0       6,900
  Proceeds from common stock offering
    of 64,000 subject to rescission                 0           0      64,000
  Cash deposit into escrow account                  0           0     (64,000)
  Rescission of common stock offering         (64,000)          0     (64,000)
  Cash withdrawn from escrow account           64,000           0      64,000
                                            ----------  ----------  ----------

  Net cash provided by financing
    activities                                 20,740         550      39,921
                                            ----------  ----------  ----------

NET INCREASE (DECREASE) IN CASH                13,577         (13)     13,577
CASH AND EQUIVALENTS, BEGINNING                     0          13           0
                                            ----------  ----------  ----------

CASH AND EQUIVALENTS, ENDING                $  13,577   $       0   $  13,577
                                            ==========  ==========  ==========


                 See Accompanying Notes to Financial Statements

                           WIN-GATE EQUITY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 1999 and 1998
                                  (UNAUDITED)


NOTE 1 - GENERAL

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the Company's financial position.

The information contained in these financial statements should be read in conjunction with the Notes to the Financial Statements appearing in the Company's Annual Report for the year ended December 31, 1998.


NOTE 2 - RESCISSION OF COMMON STOCK OFFERING

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

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                 OPERATION.

General

         The Company was organized under the laws of the State of Florida on May 17, 1996 in order to seek and effect a merger, acquire the assets or the capital stock of existing businesses or other similar business combination. The Company has not been engaged in active operations since its organization and is in the development stage. From inception of the Company through October 1, 1999, management's primary emphasis has been on organizing the Company, preparing and completing the Company's Registration Statement on Form SB-2 for purposes of undertaking the Blank Check Offering and the investigation of certain potential business opportunities.

Revenues

         For the quarter ended June 30, 1999 and for the six months ended June 30, 1999, the Company had no revenues and had expenses of $1,222 and 1,750, respectively.


Liquidity and Capital Resources

         During the period from the Company's inception through September 30, 1997, the Company was principally engaged in organizational activities, completing the aforementioned Registration Statement and investigation of certain potential business opportunities. During the first quarter of 1998, the Company completed the public offering of 64,000 units (the "Units"), each Unit consisting of one (1) share of Common Stock and ten (10) common stock purchase warrants pursuant to Rule 419 under the Securities Act of 1933, as amended. The funds, along with the Units sold in such offering, were being held in escrow until the Company received shareholder approval for a proposed acquisition. The Company was not able to complete the offering on a timely basis and as a result, all of the funds were returned to the investors in the Rule 419 offering. The Company will continue with its original business plan which consisted of efforts to seek and undertake a merger, acquire the assets or the capital stock of existing businesses, effectuate joint ventures or strategic alliances or otherwise complete a business combination with independent companies or with entities or businesses affiliated with the principal of the Company. Inasmuch as certain of the shares of Common Stock held by shareholders of the Company are eligible for sale pursuant to Rule 144 or are currently freely tradeable as a result of having been acquired and held for in excess of two years, the Company plans to seek inclusion of its Common Stock on the OTC Bulletin Board. As indicated, the Company is currently a reporting company under the Securities Exchange Act of 1934 pursuant to Section 12(g) of the Securities Exchange Act of 1934. In any event, it is the Company's intention to maintain a current status with regard to its obligation to file periodic reports under the Securities Exchange Act of 1934. The Company's principal asset at June 30, 1999 was cash totaling $13,577. As of such date, the Company had total current liabilities of $35,419.

PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K

                 Exhibits

                 27.   Financial Data Schedule

                 Reports on Form 8-K

                 Form 8-K dated May 28, 1999

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, Win-Gate Equity Group, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          WIN-GATE EQUITY GROUP, INC.



DATE: October 26, 1999                    By: /s/ Roman Fisher
                                             -----------------------------------
                                          Roman Fisher, President