Form 10KSB40
period 1999-12-31
WIN GATE EQUITY GROUP INC
filed 2000-04-28
CIK 1017837

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999
                           Commission File No. 0-23199

                           Win-Gate Equity Group, Inc.
                 (Name of Small Business Issuer in Its Charter)

                Florida                                     65-0669842
     (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                    Identification Number)

    100 N. Biscayne Blvd., Suite 2500, Miami, Florida         33132
     (Address of principal executive offices)               (Zip Code)

                                 (305) 371-3300
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE Securities registered pursuant to Section 12(g) of the Exchange Act : Common Stock, $.001 Per Share

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                      Yes  |_|                      No  |X|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State the issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the issuer's voting stock held by non-affiliates of the issuer as of March 27, 2000: $80,132,871

State the number of shares outstanding as of the issuer's classes of common stock as of March 27, 2000: Common Stock, $.001 par value: 18,150,702

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the issuer's proxy statement for its Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, which will be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format:   Yes__       No   X
                                                                ---

                                     PART I

Certain statements in this Form 10-KSB are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. This report contains forward-looking statements that address, among other things, our financing plans, regulatory environments in which we operate or plan to operate, trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations and acquisition opportunities. These statements may be found under "Business" and "Management's Plan of Operation," as well as in this Form 10-KSB generally. Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include (the "Cautionary Statements"), without limitation: the Company's ability to raise capital; the Company's ability to execute its business strategy in a very competitive environment; the Company's degree of financial leverage; risks associated with acquisitions and the integration thereof; risks associated with rapidly developing technology and providing services over the Internet; regulatory considerations and risks related to international economies; risks related to market acceptance of and demand for the Company's products and services; continued relations with and pricing dependence on third party suppliers; the impact of competitive services and pricing; and other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligations to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.           DESCRIPTION OF BUSINESS

Win-Gate Equity Group, Inc. (the "Company") is a Florida corporation, organized on May 17, 1996, to initially locate and effect business combinations with existing businesses. On January 21, 2000, the Company entered into and consummated a stock purchase agreement ("Stock Purchase Agreement") with all of the shareholders of Globaltron Communications Corporation ("Globaltron"). Pursuant to the Stock Purchase Agreement, the Company acquired 100% of the issued and outstanding shares of Globaltron, an international telecommunications company, in exchange for approximately 13.3 million shares of Common Stock. As a result, Globaltron became a wholly-owned subsidiary of the Company. The Company's office address is 100 N. Biscayne Blvd., Suite 2500, Miami, Florida, 33132 and its telephone number is (305) 371-3300.

Globaltron is headquartered in New York, New York and is engaged in international communications. Globaltron has an ATM/VOIP switching network operating in the United States and extending to eight countries, and currently has offices in Miami, Florida, New Jersey and New York. Globaltron is a service provider of voice, data, video and Internet services. Globaltron has invested in certain infrastructure for net-to-phone, unified messaging and interactive e-commerce service, which it expects to market in the near term. Globaltron's long-term business plan includes substantial network investment combined with value added service enablers intended to support the convergence of telephony and Internet services.

The Company intends to provide a complete description of Globaltron's (including its subsidiaries and affiliates) business by a subsequent amendment to this Form 10-KSB.

ITEM 2.           DESCRIPTION OF PROPERTY

The Company's network operations center is located in Miami, Florida, where it occupies approximately 10,492 square feet under a lease that expires in November, 2009. The Company pays $20,984 per month (and also pays certain pass-through expenses).

The Company also leases suites in Miami, Florida for its switch site and operations office, where it occupies approximately 2,488 square feet under a lease that expires in May, 2003. The Company pays $3,954 per month (and also pays certain pass-through expenses).

Additionally, the Company leases approximately 3,750 square feet of space in Parsippany, New Jersey for its global carrier services business and a sales office, pursuant to a lease that expires in December, 2004. The Company pays $6,484 per month (and also pays pass-through expenses).

The Company's corporate headquarters and executive offices are located in New York, New York, where it occupies approximately 4,749 square feet under a lease that expires in July, 2010. The Company pays $13,455 per month (and also pays pass-through expenses).

The Company also leases co-location space for its telephonic switching equipment in New York and Los Angeles. Such co-location space typically leases on a short-term basis at approximately $600 per equipment rack. Currently, the lease cost incurred by the Company for space in New York is $9,500 per month and the lease cost in Los Angeles is $2,400 per month.

ITEM 3.           LEGAL PROCEEDINGS

There are no pending legal proceedings against the Company or any of its subsidiaries.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

The Company's common stock, par value $.001 per share ("Common Stock"), has been traded on the OTC Bulletin Board ("OTCBB") under the symbol WGEG since the first quarter of 2000. Prior to such date there was no public trading market for the Common Stock. Set forth below is the range of the high and low closing bid quotations of the Common Stock for the first quarter of 2000 as reported on the OTCBB system. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                            High                       Low
                                            ----                       ---
First Quarter of 2000                       13.5                        7

At March 27, 2000, there were approximately 85 shareholders of record of the Company's Common Stock. The Company has never declared dividends on its Common Stock since inception and has no present intention of declaring or paying any dividends in the foreseeable future. The Company intends to retain any earnings which the Company may realize in the foreseeable future to finance its operations. The terms of the Company's loan agreement ("GNB Loan Agreement") dated February 29, 2000, with GNB Bank Panama, S.A., a Panamanian bank ("GNB Bank"), restrict the payment of dividends or distributions. For a summary of the GNB Loan Agreement , please refer to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2000 and Item 6 "Management's Plan of Operation - Liquidity and Capital Resources" below.

ITEM 6.           MANAGEMENT'S PLAN OF OPERATION

General

The Company was organized under the laws of the State of Florida on May 17, 1996 in order to seek and effect a merger, acquire the assets or the capital stock of existing businesses or other similar business combinations. Prior to the acquisition of Globaltron on January 21, 2000, the Company had not been engaged in active operations since its organization. Accordingly, the financial statements included in this Report are not indicative of anticipated future results of operation of the Company.

Plan of Operation

With the acquisition of Globaltron, the Company entered into the international facilities-based telecommunications business. The Company intends to build a facilities-based international grade network outside the traditional settlement process to offer its customers low cost, highly reliable connectivity. The Company has initially focused on carrier wholesale termination by leveraging off of its current strategic agreements, US carrier contracts, and network build-out. As the Company's foreign operations become established, higher margin foreign traffic call origination is anticipated to increase. Additionally, the Company intends to introduce a complete package of enhanced virtual services, prepaid calling card programs, international private lines, and Internet telephony during the year 2000.

For the year 2000, the Company's operational and strategic objectives include the following:

         ->       Enter select deregulating international markets
         ->       Acquire or joint venture with other telecommunications related providers
         ->       Aggregate carrier traffic to forge strategic operating
                  agreements
         ->       Focus on foreign market traffic origination -> Build a
                  portfolio of value added services
         ->       Establish a reliable, fully redundant, technologically
                  advanced network
         ->       Invest in network infrastructure

For the 12 months ended December 31, 2000, the Company intends to begin or expand operations in various locations in Europe, Central and South America, and the Caribbean. The Company has signed definitive agreements to enter the Competitive Local Exchange Carrier (CLEC) business in a 5-country area of South America. Initial operations will begin in Peru and Colombia in the year 2000, and continue with build-out over the following 3 years.

There can be no assurance that the Company will be able to identify, attract, finance or consummate its operational and strategic objectives (all of which are heavily dependent upon, among other things, the Company's ability to obtain additional financing).

Liquidity and Capital Resources

The Company believes that it can satisfy its cash requirements for its existing business operations through July 2000, on the basis of funds received from the loan by GNB Bank, but that it will require significant additional financing in order to achieve its growth and acquisition objectives. Pursuant to the GNB Loan Agreement, GNB Bank made a loan to the Company in the principal amount of $5.0 million, plus interest at Citibank N.A.'s base rate plus 1%. The GNB Loan is evidenced by an unsecured convertible promissory note ("Note") due May 29, 2001. The payment of the obligations under the Note and related agreements and the performance of the obligations therewith, are unconditionally guaranteed by Globaltron.

The Company anticipates that it will need to raise significant additional debt and equity financing during 2000 in order to expand and maintain its business. The Company is actively seeking additional funding from a variety of sources, including potential issuances of its securities in one or more private transactions and various vendor financing arrangements. Depending upon the Company's ability to rapidly integrate and achieve certain of its expansion and acquisition objectives, the Company's financing needs could exceed $100 million, a large portion of which the Company would seek in the form of vendor financing. Globaltron has entered into vendor financing arrangements with two separate lenders for an aggregate of approximately $16 million. The Company and Globaltron are currently negotiating various other vendor financing arrangements and have signed a preliminary financing proposal for $31 million. The terms upon which the Company may obtain additional funding are restricted by the GNB Loan Agreement and the consent of GNB Bank may be necessary to accomplish certain funding objectives of the Company. There can be no assurance that the Company will be successful in its efforts to obtain any of such financing, including consummating the $31 million vendor financing proposal described above. Any financing activities by the Company could result in substantial dilution of existing equity positions and increased interest expense. Transaction costs to the Company in connection with such activities are also anticipated to be significant.

At such time as the Company files an amendment to this Form 10-KSB in which it provides a complete description of Globaltron's current and prospective business (including its subsidiaries and affiliates), the Company intends to provide additional information relative to the Company's funding plans and Globaltron's current equipment financing arrangements.

ITEM 7.           FINANCIAL STATEMENTS

The financial statements are included under Item 13(a) of this Form 10-KSB. These financial statements precede the acquisition of Globaltron and accordingly do not reflect the historical financial statements of Globaltron. The Company intends to file an amendment in the near future to its Current Report on Form 8-K filed on January 31, 2000 (as amended on March 24, 2000) which will include financial information relating to Globaltron.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 28, 1999, the Company replaced Millward & Co., with London Witte & Company, P.A., as its independent auditors when Millward & Co., Inc. declined to stand for re-election or appointment. Millward & Co.'s report on the financial statement since the Company's inception did not contain any adverse opinion, any disclaimer of opinion, nor has any opinion been modified as to uncertainty, audit scope or accounting principles.

During the Company's two most recent fiscal years and subsequent interim periods preceding the change in independent auditors, the Company had no disagreements with Millward & Co. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

London Witte & Company, P.A. was selected by management to replace Millward & Co. as the Company's independent auditors, and was determined as such by the Company's then sole director and executive officer, Debra Janssen.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The information required in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Shareholders.

ITEM 10.          EXECUTIVE COMPENSATION

The information required in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Shareholders.

ITEM 11.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT

The information required in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Shareholders.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Shareholders.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) The financial statements listed on the index to financial statements on page F-1 are filed as part of this Form 10-KSB.

(b)      Reports on Form 8-K

         (i) Subsequent to December 31, 1999, the Company filed on January 31, 2000, a Current Report on Form 8-K announcing the acquisition of all of the issued and outstanding shares of Globaltron Communications Corporation.

         (ii) Subsequent to December 31, 1999, the Company filed on March 20, 2000, a Current Report on Form 8-K announcing a loan agreement between the Company and GNB Bank Panama, S.A.

         (iii) Subsequent to December 31, 1999, the Company filed on March 24, 2000, an amendment to the Current Report on Form 8-K filed January 31, 2000.

(c)      Exhibits

2 Stock Purchase Agreement between Win-Gate Equity Group, Inc. and the Shareholders of Globaltron Communications Corporation dated January 21, 2000. (1)
3.1      Articles of Incorporation.  (2)
3.2      By-Laws.  (2)
4.1      Specimen Common Stock Certificate.  (2)
4.2      Warrant Certificate.  (2)
4.3      Warrant Agreement.  (2)
10.1     Forms of Subscription Documentation for prospective investors. (2)
10.2     1996 Stock Option Plan.  (2)
10.3     Loan Agreement.  (2)
10.4 Loan Agreement dated February 29, 2000, by and among Win-Gate Equity Group, Inc. Globaltron Communications Corporation and GNB Bank Panama, S.A. (4)
11       Escrow Agreements.  (2)
27.1     Financial Data Schedule.  (5)

(1) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission on January 31, 2000.

(2) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333- 5188-A), as filed with and declared effective by the Commission on October 10, 1997.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 333- 5188-A), filed with the Commission on October 27, 1999.

(4) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission on March 20, 2000.

(5)      Filed herewith.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIN-GATE EQUITY GROUP, INC.


By: /s/ Gary D. Morgan
    --------------------------------
    Gary D. Morgan, Chief Executive Officer

Date:  April 26, 2000

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Gary D. Morgan                                   Date: April 26, 2000
-------------------------------
Gary D. Morgan
Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)



/s/ David Walsh                                      Date: April 26, 2000
--------------------------------
David Walsh
(Principal Financial Officer)



/s/ Roman Fisher                                     Date: April 26, 2000
--------------------------------
Roman Fisher
Director

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


         STATEMENTS OF CASH FLOWS                                         F-5


         NOTES TO FINANCIAL STATEMENTS                                 F-6-11

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Win-Gate Equity Group, Inc.



We have audited the accompanying balance sheets of Win-Gate Equity Group, Inc. (a development stage company) as of December 31, 1999 and 1998 and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Win-Gate Equity Group, Inc. (a development stage company) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

LONDON WITTE & COMPANY, P.A.
Certified Public Accountants
Fort Lauderdale, Florida

April 13, 2000

                           WIN-GATE EQUITY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           December 31, 1999 and 1998


                                                        A S S E T S
                                                                                      1999                    1998
                                                                                 --------------          --------------
CURRENT ASSETS
      Cash                                                                       $        7,746          $            0
                                                                                 --------------          --------------

           TOTAL CURRENT ASSETS                                                           7,746                       0
                                                                                 --------------          --------------

OTHER ASSETS

      Restricted cash                                                                         0                  64,000
      Organization costs                                                                    400                     400
                                                                                 --------------          --------------

           TOTAL OTHER ASSETS                                                               400                  64,400
                                                                                 --------------          --------------

           TOTAL ASSETS                                                          $        8,146          $       64,400
                                                                                 ==============          ==============

                             L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y

CURRENT LIABILITIES
      Accrued expenses                                                           $        3,049          $        7,811
      Accrued interest                                                                      986                       0
      Loan Payable                                                                       12,971                       0
      Stockholder loan                                                                       50                  12,281
      Note payable - current                                                             20,000                       0
                                                                                 --------------          --------------

           TOTAL CURRENT LIABILITIES                                                     37,056                  20,092
                                                                                 --------------          --------------

STOCKHOLDERS' EQUITY
      Common stock offering subject to rescission
           shares issued and outstanding:
           0 as of 12/31/99 and 64,000 as of 12/31/98                                         0                  64,000
      Common stock, par value $.001 per share;
           20,000,000 shares authorized; 4,900,000
           shares issued and outstanding                                                  4,900                   4,900
      Preferred stock, par value $.001 per share;
           5,000,000 shares authorized; no shares
           issued and outstanding                                                             0                       0
      Additional paid-in capital                                                          2,000                   2,000
      Deficit accumulated during the development
           stage                                                                        (35,810)                (26,592)
                                                                                 --------------          --------------

           TOTAL STOCKHOLDERS' EQUITY                                                   (28,910)                 44,308
                                                                                 --------------          --------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $        8,146          $       64,400
                                                                                 ==============          ==============

                     The accompanying notes are an integral part of these financial statements.

                                               WIN-GATE EQUITY GROUP, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                                   STATEMENTS OF INCOME
                                      For the years ended December 31, 1999 and 1998
                         and the Period from May 17, 1996 (Date of Inception) to December 31, 1999


                                                                                                   INCEPTION
                                                                                                       TO
                                                                 1999               1998              1999
                                                             -------------     --------------     ------------
REVENUES                                                     $           0     $            0     $          0


OPERATING EXPENSES:
      General and administrative                                     6,949                563            7,750


OTHER EXPENSE
      Stock offering costs                                           2,269             25,791           28,060
                                                             -------------     --------------     ------------

           NET LOSS BEFORE INCOME TAXES                             (9,218)           (26,354)         (35,810)

INCOME TAX EXPENSE (BENEFIT)                                             0                  0                0
                                                             -------------     --------------     ------------

           NET INCOME (LOSS)                                        (9,218)           (26,354)         (35,810)
                                                             =============     ==============     =============

NET LOSS PER SHARE - BASIC                                           (0.00)             (0.01)
                                                             =============     ==============

NET LOSS PER SHARE - DILUTED                                         (0.00)             (0.00)
                                                             =============     ==============

WEIGHTED AVERAGE NUMBER OF SHARES
      OUTSTANDING:

           Basic                                                 4,932,000          4,948,000
                                                             =============     ==============
           Diluted                                               5,252,000          5,428,000
                                                             =============     ==============



        The accompanying notes are an integral part of these financial statements.

                                        WIN-GATE EQUITY GROUP, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          For the period from May 17, 1996 (Date of Inception)
                                          to December 31, 1999


                                                        COMMON STOCK AND
                                                        CAPITAL IN EXCESS
                                                          OF PAR VALUE
                                                          ------------
                                                                                            RETAINED
                                                       SHARES             AMOUNT             EARNINGS              TOTAL
                                                     ---------         -----------         ------------         -----------
BALANCES AT MAY 17, 1996                                     0         $         0         $          0         $         0
     Net Loss                                                -                   -                 (173)               (173)
     Issuance of common shares                       4,900,000               6,900                    -               6,900
                                                     ---------         -----------         ------------         -----------
BALANCES AT DECEMBER 31, 1996                        4,900,000               6,900                 (173)              6,727
     Net Loss                                                -                   -                  (65)                (65)
                                                     ---------         -----------         ------------         -----------
BALANCES AT DECEMBER 31, 1997                        4,900,000               6,900                 (238)              6,662
     Net Loss                                                -                   -              (26,354)            (26,354)
     Issuance of common shares
        subject to rescission                           64,000              64,000                    -              64,000
                                                     ---------         -----------         ------------         -----------
BALANCES AT DECEMBER 31, 1998                        4,964,000              70,900              (26,592)             44,308
     Net Loss                                                -                   -               (9,218)             (9,218)
     Common shares rescinded                           (64,000)            (64,000)                   0             (64,000)
                                                     ---------         -----------         ------------         -----------
BALANCES AT DECEMBER 31, 1999                        4,900,000         $ 4,900,000         $    (35,810)        $   (28,910)
                                                     =========         ===========         ============         ===========


                        The accompanying notes are an integral part of these financial statements.

                                               WIN-GATE EQUITY GROUP, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                                 STATEMENTS OF CASH FLOWS
                                      For the years ended December 31, 1999 and 1998
                         and the Period from May 17, 1996 (Date of Inception) to December 31, 1999


                                                                                                  INCEPTION
                                                                                                      TO
                                                                     1999          1998              1999
                                                                 ----------    -----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                    $   (9,218)   $   (26,354)      $  (35,810)

     Adjustments to reconcile net loss to net cash provided by operating activities:

         Changes in assets and liabilities:
             Deferred offering costs                                      0         18,902                0
             Organizational costs                                         0              0             (400)
             Accrued expenses                                        (3,776)           310            4,035
                                                                 ----------    -----------        ---------

     Net cash used by operating activities                          (12,994)        (7,142)         (32,175)
                                                                 ----------    -----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net cash used by investing activities                                0              0                0
                                                                 ----------    -----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from stockholder loan                                      50          7,129               50
     Proceeds from loan payable                                         690                          12,971
     Proceeds from note payable                                      20,000              0           20,000
     Proceeds from common stock issuance                                  0              0            6,900
     Proceeds from common stock offering
         of 64,000 subject to rescission                                  0         64,000           64,000
     Cash deposited into escrow account for
         stock offering subject to rescission                             0        (64,000)         (64,000)
     Rescission of common stock offering                            (64,000)             0          (64,000)
     Cash withdrawn from escrow account                              64,000              0           64,000
                                                                 ----------    -----------        ---------

     Net cash provided by financing
         activities                                                  20,740          7,129           39,921
                                                                 ----------    -----------        ---------

NET INCREASE (DECREASE) IN CASH                                       7,746            (13)           7,746
CASH AND EQUIVALENTS, BEGINNING                                           0             13                0
                                                                 ----------    -----------        ---------

CASH AND EQUIVALENTS, ENDING                                     $    7,746    $         0        $   7,746
                                                                 ==========    ===========        =========

                        The accompanying notes are an integral part of these financial statements.

                           WIN-GATE EQUITY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

NOTE 2 -- DEFERRED TAXES
-----------------------

Under current tax law, all start up costs must be amortized over a period of not less than 60 months starting with the month in which the business begins. As of December 31, 1999 and 1998 the amount of start up costs were $35,810 and $26,592 respectfully. Since operations have not commenced as of December 31, 1999, the start up costs are a non-amortizable asset for income tax reporting. Based on the evidence available, the Company has provided a valuation allowance to offset any deferred tax asset arising from the future tax benefits from the amortization of its start up costs.

NOTE 3 -- LOAN PAYABLE AND STOCKHOLDER LOAN
------------------------------------------

During 1998 and 1999, the President and Chief Executive Officer for that time period made advances to the Company to pay certain offering costs. Such amounts are non-interest bearing and are payable on demand. In accordance with Financial Accounting Standards Board Statement No. 107 "Disclosures about Fair Value of Financial Instruments,"(SFAS 107), market value is estimated at cost because of the nature of the loan. The loan balances of the current stockholder are $50 and $0 as of December 31, 1999 and 1998. The loan balances of the prior stockholder are $12,971 and $12,281 as of December 31, 1999 and 1998.

NOTE 4 -- NOTE PAYABLE
---------------------

During 1999, the Company was advanced $20,000 in exchange for a note payable. The note bears interest at a rate of 7.75% per annum and is payable on demand. Accrued interest as of December 31, 1999 is $986. In accordance with Financial Accounting Standards Board Statement No. 107 "Disclosures about Fair Value of Financial Instruments,"(SFAS 107), market value is estimated at cost because of the nature of the loan.

NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------

Common Stock Offering Subject to Rescission

On April 7, 1998, the Company sold 64,000 units pursuant to a Blank Check Offering at $1 per unit. Each unit consists of one share of Common Stock and 10 Common Stock purchase warrants to purchase Common Stock at $1.20 per warrant exercisable over a 5 year period. The gross proceeds from the offering was $64,000. All costs incurred with the blank check offering were categorized as deferred offering costs in 1997 and subsequently expensed during 1998.

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

NOTE 5 - STOCKHOLDERS' EQUITY
-----------------------------

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock having a per share par value of $.001. As of December 31, 1999 and 1998, the Company has issued 4,900,000 common shares to its shareholders in exchange for an aggregate of $6,900. Each share of common stock entitles its owner to one vote. The common shares carry no preemptive rights and are not redeemable. Cumulative voting is not permitted.

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

Options granted under the plan may either be options qualifying as incentive stock options under Section 422 of the Internal Revenue Code of 1996, as amended or non-qualified options. In addition, the plan also allows for the inclusion of a reload option provision which permits an eligible person to pay the exercise price of the plan option with shares of common stock owned by the eligible person and receive a new plan option to purchase additional shares of common stock in the same quantity as the shares tendered. Any incentive option granted under the plan must provide for

NOTE 6 - STOCK OPTION PLAN
--------------------------

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

No plan options have been granted as of December 31, 1999.

NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

During 1998 and 1999 the Company leased office space on a month to month, rent-free basis from the Company's President and Chief Executive Officer. The Company also has an interest free loan payable to this person as described in note 3.

In addition, in May, 1996 the company issued 400,000 shares of common stock to Atlas Pearlman, P.A. in consideration for legal services rendered to the Company. The Company paid Atlas et al $0 in 1999 and $3,500 in 1998 for legal services.

NOTE 8 - SUBSEQUENT EVENT
--------------------------

On January 21, 2000, the Company entered into and consummated a Stock Purchase Agreement with all of the shareholders of Globaltron Communications Corporation ("GCC"). Pursuant to the Stock Purchase Agreement, the Company acquired all of the issued and outstanding shares of Globaltron Communications Corporation ("GCC") and GCC has become a wholly-owned subsidiary of the Company. As

NOTE 8 - SUBSEQUENT EVENT
-------------------------

consideration for the GCC shares, the Company issued an aggregate of approximately 13.3 million shares of the Company's common stock to the former GCC shareholders. Following the closing, there were approximately 18.2 million issued and outstanding shares.