Form 10QSB
period 1999-03-31
WIN GATE EQUITY GROUP INC
filed 2000-05-10
CIK 1017837

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number                          0-23199
                                            ---------------

                           WIN-GATE EQUITY GROUP, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Florida                                               65-0669842
         -------                                               ----------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

             100 N. Biscayne Blvd., Suite 2500, Miami, Florida 33132
             -------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 371-3300
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    ----       ----

At March 27, 2000 there were 18,150,702 shares of the issuer's Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes        No   X
   ------     ----

                           WIN-GATE EQUITY GROUP, INC.

                                      INDEX
                                      -----


                                                                                           PAGE NUMBER
                                                                                           -----------
PART I -  FINANCIAL INFORMATION                                                                  3

Item 1.           Financial Statements                                                           3

                  Balance Sheet                                                                  3

                  Statements of Income for the                                                   4
                  three months ended March 31, 1999
                  and 1998 and the period from inception
                  to March 31, 1999

                  Statement of Changes in Stockholders' Equity                                   5
                  for the period from inception to March 31, 1999

                  Statements of Cash Flow for the                                                6
                  three months ended March 31, 1999
                  and 1998 and the period from inception
                  to March 31, 1999

                  Notes to Financial Statements                                                  7

Item 2.           Management's Plan of Operation                                                 8


PART II -  OTHER INFORMATION                                                                     9



SIGNATURES                                                                                       10

EXHIBIT 27.1                                                                                     11


                         PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements.

                          WIN-GATE EQUITY GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                 March 31, 1999
                                  (UNAUDITED)

 A S S E T S

CURRENT ASSETS
  Cash                                                                         $      0
  Deferred offering costs                                                             0
                                                                               --------

    TOTAL CURRENT ASSETS                                                              0
                                                                               --------

OTHER ASSETS
  Restricted cash                                                                64,000
  Organization costs                                                                400
                                                                               --------

    TOTAL OTHER ASSETS                                                           64,400
                                                                               --------

    TOTAL ASSETS                                                               $ 64,400
                                                                               ========

L I A B I L I T I E S A N D S T O C K H O L D E R S ' E Q U I T Y

CURRENT LIABILITIES
  Accrued expenses                                                             $  7,649
  Stockholder loan                                                               12,971
                                                                               --------

    TOTAL CURRENT LIABILITIES                                                    20,620
                                                                               --------

STOCKHOLDERS' EQUITY
  Common stock offering subject to rescission
    shares issued and outstanding:
    64,000 as of 3/31/99                                                         64,000
  Common stock, par value $.001 per share;
    20,000,000 shares authorized; 4,900,000
    shares issued and outstanding                                                 4,900
  Preferred stock, par value $.001 per share;
    5,000,000 shares authorized; no shares
    issued and outstanding                                                            0
  Additional paid-in capital                                                      2,000
  Deficit accumulated during the development
    stage                                                                       (27,120)
                                                                               --------

    TOTAL STOCKHOLDERS' EQUITY                                                   43,780
                                                                               --------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 64,400
                                                                               ========

                 See Accompanying Notes To Financial Statements




                          WIN-GATE EQUITY GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME
               For the three months ended March 31, 1999 and 1998
     and the Period from May 17, 1996 (Date of Inception) to March 31, 1999
                                  (UNAUDITED)


                                                           INCEPTION
                                     MARCH 31,  MARCH 31,      TO
                                       1999       1998        1999
                                       ----       ----        ----
REVENUES                           $      0    $      0    $      0


OPERATING EXPENSES:
  General and administrative            150          24         951


OTHER EXPENSE
  Stock offering costs                  378           0      26,169
                                   --------    --------    --------

    NET LOSS BEFORE INCOME TAXES       (528)        (24)    (27,120)

INCOME TAX EXPENSE (BENEFIT)              0           0           0
                                   --------    --------    --------

    NET INCOME (LOSS)              $   (528)   $    (24)   $(27,120)
                                   ========    ========    ========

                 See Accompanying Notes To Financial Statements



                           WIN-GATE EQUITY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              For the period from May 17, 1996 (Date of Inception)
                                to March 31, 1999
                                   (UNAUDITED)

                                   COMMON STOCK AND
                                   CAPITAL IN EXCESS
                                     OF PAR VALUE
                                     ------------
                                                          RETAINED
                                  SHARES       AMOUNT     EARNINGS      TOTAL
                                  ------       ------     --------      -----
BALANCES AT MAY 17, 1996                0   $       0    $       0    $       0
 Net Loss                              --          --         (173)        (173)
 Issuance of common shares      4,900,000       6,900           --        6,900
                                ---------   ---------    ---------    ---------

BALANCES AT DECEMBER 31, 1996   4,900,000       6,900         (173)       6,727
 Net Loss                              --          --          (65)         (65)
                                ---------   ---------    ---------    ---------

BALANCES AT DECEMBER 31, 1997   4,900,000       6,900         (238)       6,662
 Net Loss                              --          --      (26,354)     (26,354)
 Issuance of common shares
   subject to rescission           64,000      64,000           --       64,000
                                ---------   ---------    ---------    ---------

BALANCES AT DECEMBER 31, 1998   4,964,000      70,900      (26,592)      44,308
 Net Loss                              --          --         (528)        (528)
                                ---------   ---------    ---------    ---------

BALANCES AT MARCH 31, 1999      4,964,000   $  70,900    $ (27,120)   $  43,780
                                =========   =========    =========    =========



                 See Accompanying Notes To Financial Statements



                          WIN-GATE EQUITY GROUP, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1999 and 1998
     and the Period from May 17, 1996 (Date of Inception) to March 31, 1999
                                  (UNAUDITED)

                                                                     INCEPTION
                                              MARCH 31,   MARCH 31,     TO
                                               1999        1998        1999
                                               ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                    $  (528)   $    (24)   $(27,120)

  Adjustments to reconcile net loss to net cash provided by operating activities:

    Changes in assets and liabilities:
      Organizational costs                          0           0        (400)
      Accrued expenses                           (162)          0       7,649
                                              -------    --------    --------

  Net cash used by operating activities          (690)        (24)    (19,871)
                                              -------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash used by investing activities             0           0           0
                                              -------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stockholder loan                  690           0      12,971
  Proceeds from common stock issuance               0           0       6,900
  Proceeds from common stock offering
    of 64,000 subject to rescission                 0           0      64,000
  Cash deposited into escrow account for
    stock offering subject to rescission            0           0     (64,000)
                                              -------    --------    --------

  Net cash provided by financing
    activities                                    690           0      19,871
                                              -------    --------    --------

NET INCREASE (DECREASE) IN CASH                     0         (24)          0
CASH AND EQUIVALENTS, BEGINNING                     0          13           0
                                              -------    --------    --------

CASH AND EQUIVALENTS, ENDING                  $     0    $    (11)   $      0
                                              =======    ========    ========

                 See Accompanying Notes To Financial Statements

                           WIN-GATE EQUITY GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 1999 and 1998
                                   (UNAUDITED)



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


NOTE 2 - SUBSEQUENT EVENT
-------------------------

As referred to in note 8 of the Company's Annual Report, the Company was obligated under Securities and Exchange Commission's Rule 419 of Regulation C under the Securities Act of 1933, as amended, to complete an acquisition meeting specified criteria. As of June 30, 1999 no acquisition had been identified. Pursuant to Rule 419, $64,000 was refunded to the investors and 64,000 shares of common stock and 640,000 common stock purchase warrants were canceled.

Item 2.           Management's Plan of Operation.

To the knowledge of the Company's current management, the information provided under this Item 2 accurately represented the Company's plan of operation as of March 31, 1999. For a discussion of the Company's and current management's plan of operation as of April 28, 2000, please refer to the Company's Form 10-KSB as filed with the Securities and Exchange Commission on April 28, 2000.

General

The Company was organized under the laws of the State of Florida on May 17, 1996 in order to seek and effect a merger, acquire the assets or the capital stock of existing businesses or other similar business combinations. The Company has not been engaged in active operations since its organization and is in the development stage. From inception of the Company through March 31, 1999, management's primary emphasis has been on organizing the Company, preparing and completing the Company's Registration Statement on Form SB-2 for purposes of undertaking the blank check offering and investigating certain potential business opportunities.

Revenues

For the quarter ended March 31, 1999, the Company had no revenues and had expenses of $528.

Liquidity and Capital Resources

During the period from the Company's inception through September 30, 1997, the Company was principally engaged in organizational activities, completing the aforementioned Registration Statement and investigating certain potential business opportunities. During the first quarter of 1998, the Company completed the public offering of 64,000 units (the "Units"), each Unit consisting of one
(1) share of Common Stock and ten (10) common stock purchase warrants pursuant to Rule 419 under the Securities Act of 1933, as amended. The funds, along with the Units sold in such offering, were being held in escrow until the Company received shareholder approval for a proposed acquisition. The Company was not able to complete the offering on a timely basis and as a result, all of the funds will be returned to the investors in the Rule 419 offering. The Company will continue with its original business plan which consisted of efforts to seek and undertake a merger, acquire the assets or the capital stock of existing businesses, effectuate joint ventures or strategic alliances or otherwise complete a business combination with independent companies or with entities or businesses affiliated with the principal of the Company. Inasmuch as certain of the shares of Common Stock held by shareholders of the Company are eligible for sale pursuant to Rule 144 or are currently freely tradeable as a result of having been acquired and held for in excess of two years, the Company plans to seek inclusion of its Common Stock on the OTC Bulletin Board. As indicated, the Company is currently a reporting company under the Securities Exchange Act of 1934 pursuant to Section 12(g) of the Securities Exchange Act of 1934. The Company's principal asset at March 31, 1999 was cash totaling $64,000. As of such date, the Company had total current liabilities of $20,620.

Certain statements about the Company's future expectations, including without limitation, future revenues and earnings, plans and objectives for future operations, future agreements, future economic performance, operations and all other statements in this Form 10-QSB are "forward- looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. Since these statements involve risks and uncertainties, including but not limited to economic, competitive, governmental, contractual and technological factors affecting the Company's, markets and profitability, actual results could differ materially and adversely from expected results.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

         Not applicable.

Item 2.           Changes in Securities And Use of Proceeds.

         Not applicable.

Item 3.           Defaults Upon Senior Securities.

         Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.           Other Information.

         Not applicable.

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibit Index:

                  27.1     Financial Data Schedule

         (b)      Current Reports on Form 8-K:  None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May ___, 2000


                                        WIN-GATE EQUITY GROUP, INC.


                                        By:    /s/ Gary D. Morgan
                                               -------------------------------
                                               Gary D. Morgan, Chief Executive
                                               Officer


                                        By:     /s/ David Walsh
                                               -------------------------------
                                               David Walsh, Principal Financial
                                               Officer