Form 10KSB40
period 2000-03-31
WIN GATE EQUITY GROUP INC
filed 2000-08-25
CIK 1017837

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------
                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2000
                           Commission File No. 0-23199

                           Win-Gate Equity Group, Inc.
                 (Name of Small Business Issuer in Its Charter)

               Florida                                    65-0669842
   (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                 Identification Number)

  45 Broadway, 17th Floor, New York, NY                     10006
 (Address of principal executive offices)                 (Zip Code)

                                 (212) 509-0982
                (Issuer's Telephone Number, Including Area Code)

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

                  Yes  |_|                      No  |X|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State the issuer's revenues for its most recent fiscal year: $949,514

State the aggregate market value of the issuer's voting stock held by non-affiliates of the issuer as of August 18, 2000: $65,453,616

State the number of shares outstanding as of the issuer's classes of common stock as of August 18, 2000:

 Common Stock, $.001 par value: 18,136,702

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format:   Yes__       No   X
                                                                ---

                                                 TABLE OF CONTENTS

                                                                                                               Page

                                                      Part I

Item 1.           Description of Business.......................................................................___

Item 2.           Description of Property.......................................................................___

Item 3.           Legal Proceedings.............................................................................___

Item 4.           Submission of Matters to a Vote of Security Holders...........................................___

                                                      Part II

Item 5.           Market for Common Equity and Related

                  Stockholder Matters...........................................................................___

Item 6.           Management's Plan of Operation................................................................___

Item 7.           Financial Statements..........................................................................___

Item 8.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure..........................................................................___

                                                     Part III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.............................................___

Item 10.          Executive Compensation........................................................................___

Item 11.          Security Ownership of Certain Beneficial Owners and Management................................___

Item 12.          Certain Relationships and Related Transactions................................................___

Item 13.          Exhibits and Reports of Form 8-K..............................................................___

                  Signatures....................................................................................___


                                               --------------------

                                     PART I

Certain statements in this Form 10-KSB are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. This report contains forward-looking statements that address, among other things, our financing plans, regulatory environments in which we operate or plan to operate, trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations and acquisition opportunities. These statements may be found under "Description of Business" and "Management's Plan of Operation," as well as in this Form 10-KSB generally. Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include (the "Cautionary Statements"), without limitation: the Company's ability to raise capital; the Company's ability to execute its business strategy in a very competitive environment; the Company's degree of financial leverage; risks associated with acquisitions and the integration thereof; risks associated with rapidly developing technology and providing services over the Internet; regulatory considerations and risks related to international economies; risks related to market acceptance of and demand for the Company's products and services; continued relations with and pricing dependence on third party suppliers; the impact of competitive services and pricing; and other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligations to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1.  Description of Business

Background

         Win-Gate Equity Group, Inc. (the "Company") is a Florida corporation, organized on May 17, 1996, to initially locate and effect business combinations with existing businesses. On January 21, 2000, the Company entered into and consummated a stock purchase agreement ("Stock Purchase Agreement") with all of the shareholders of Globaltron Communications Corporation, a Delaware corporation ("Globaltron"). Pursuant to the Stock Purchase Agreement, the Company acquired 100% of the issued and outstanding shares of Globaltron. As a result, Globaltron became a wholly-owned subsidiary of the Company. Unless otherwise provided herein, references to the "Company" shall mean the Company and its subsidiaries.

         The Company's principal executive office is located at 45 Broadway, 17th Floor, New York, New York 10006 and its telephone number is (212) 509-0982.

Business

         The Company is a development stage multinational facilities-based provider of integrated communications services in emerging markets to U.S. based local and long distance communications operators. On behalf of such U.S. based operators, we transport voice, data and broadband services to our foreign networks. We currently have eight foreign networks located primarily in South America. In addition, we have operating agreements that enable us to deliver similar services in many other countries throughout the world using the networks of others. The Company's strategy is to build competitive local exchange carrier
(CLEC) operations in select newly liberalized Latin American markets that are characterized by high growth potential, a lack of telecommunications infrastructure and significant existing unmet demand. The Company's current and planned services include voice telephony, Internet access and international and domestic long distance services. To date, the Company has primarily been engaged in network engineering, product development, vendor selection, initiating market entry by means of securing strategic agreements for the development of its international carrier business. Currently, the Company is constructing an international carrier grade convergent Internet Protocol (IP) network to deliver reliable, low cost connectivity to customers in its target markets. The Company has invested in certain infrastructure for net-to-phone, unified messaging and interactive e-commerce service, which it expects to market within the next twelve months. The Company has an Asynchronous Transfer Mode/Voice Over Internet Protocol (ATM/VOIP) switching network operating in the United States and extending to eight countries, and currently has offices in Miami, Florida, New Jersey and New York City.

Strategy

         The Company's long-term business plan includes substantial network investment combined with value added service enablers intended to support the convergence of telephony and Internet services. The Company is focusing its emerging market CLEC strategy on Latin America and intends to concentrate its initial efforts on the Andean region countries of Colombia, Peru, Venezuela, Ecuador and Bolivia. Privatization and deregulation in these countries have been the catalyst for change and have created an environment for new telecommunications service providers, such as the Company, to undertake operations. The Company is focused on the Andean region because of its strong potential for growth, favorable regulatory environment and the demand for and the supply of telecommunications services. Although demand for basic telephony and value-added services has increased dramatically in recent years primarily as a result of continuing economic development in the region, it is substantially beneath the acceptance levels for such services in the United States or Europe.

         The Company's initial Andean region CLEC market is Colombia, where the Company has signed an agreement to acquire control of a Colombian corporation, Interloop S.A. Nacional de Telecomunicaciones E.S.C. ("Interloop"). The acquisition of equity control of Interloop, which has a broad license to provide telecommunications service in the Republic of Colombia, is subject to finalization of regulatory preconditions of the Colombian Ministry of Communications (the "Ministry"). This acquisition will provide the Company with a "first mover" advantage in Colombia, as Interloop holds the only package of licenses assigned by the Ministry to provide fixed wireless (or wireless local loop) telephony in Colombia's ten largest cities. Subject to the closing of the transaction, the Company plans to deploy its network for such services within the next twelve months.

Services

VOICE SERVICES

SWITCHED VOICE SERVICES.

         As of July 31, 2000, the Company had installed 12 voice switches to provide facilities-based international exchange service in 8 markets in the Carribean and Latin America.

         The Company's switched voice services include telephone exchange service, including optional enhanced services such as call waiting, caller ID and three-way conference calling; switching traffic between the Company's switch and a business customer's PBX and routing local, intraLATA and interLATA phone calls according to the customers' specific requirements; providing local dial tone services with functionality such as free internal communications, call forwarding, call transfer, conference call and speed dialing; Integrated Services Digital Network (ISDN) data services; and origination and termination of long distance traffic between a customer premises and interexchange carrier via shared trunks utilizing the Company's local switch.

DEDICATED SERVICES. The Company's dedicated services provide high capacity non-switched interconnections: (i) between Points of Presence (POPs) of the same Inter Exchange Carriers (IXC); (ii) between POPs of different IXCs; (iii) between large business and government end-users and their selected IXCs; (iv) between an IXC POP and an Incumbent Local Exchange Carrier (ILEC) central office or between two ILEC central offices; and (v) between different locations of business or government end- users.

DATA/INTERNET SERVICES

HIGH SPEED INTERNET AND DATA SERVICES

         The Company intends to deliver high-speed data communications services, including computer network connections and related infrastructure services, that provide both commercial and residential customers access to the Internet through their personal computers and the use of a modem.

         The Company intends to offer the following services over leased broadband data communications networks:

- INTERNET ACCESS SERVICE. The data and Internet backbone is connected to the Global Internet via public and private peering arrangements with Tier I-Internet backbone providers at strategic Network Access Points
         (NAPs) across the United States. This enables the Company to provide high-quality dedicated and dial-up Internet connectivity and IP transport for the business and reseller community. The service is targeted to consumers, local and regional ISPs and corporate Internet users requiring dedicated access. The service operates at dedicated speeds ranging from 56 kbps to 45 Mbps and at industry-standard dial-up speeds.

- DEDICATED SERVERS. The Company intends to provide customers, particularly those in a shared hosting environment, a cost-effective way to enhance their Web site capacity. Dedicated servers are an innovative option for businesses with limited reinvestment capital to quickly upgrade their server disk space and bandwidth without incurring considerable overhead costs or additional debt. This provides a foundation for managed services and application hosting without incurring overhead costs that typically amount to many thousands of dollars.

- ATM SERVICE. This service provides a solution to local, regional and national businesses with high-bandwidth, delay-sensitive data communications applications. With the Company's ATM service, the performance needs of complex, media-rich applications such as CAD/CAM, remote super-computing, medical imaging, video conferencing, and voice calls are easily met. This service is also ideal for higher-volume users of applications such as PC-to-server and file transfer. The service supports both Constant Bit Rate and Variable Bit Rate service levels over Permanent Virtual Circuits with user port speeds ranging from 2 Mbps to 45 Mbps.

Sales, Marketing and Service Delivery

         The Company's sales and marketing approach is to build long-term business relationships with its customers, with the intent of becoming the single source provider of their telecommunications services. The Company's sales force includes specialized professionals who focus on sales to retail, wholesale and alternate channel (agents and value-added resellers) consumers of the Company's telecommunications services. The Company's sales staff works to gain a better understanding of the customer's operations in order to develop innovative, application-specific solutions to each customer's needs. Sales personnel locate potential business customers by several methods, including customer referral, market research, cold calling and networking alliances.

         Enhanced data services, like all other Company services, are sold through the Company's existing sales force and supported by engineers and other sales channels such as agents and value-added resellers, including independent providers of communications hardware to customers. This approach enables the Company to (i) emphasize the applications solutions aspects of enhanced data services and (ii) utilize the expertise and resources of other vendors. The Company intends to continue expanding its sales and engineering support staff and other technical specialists in order to meet the growing demand for enhanced data services.

Industry Overview

         The international long distance industry, which principally consists of the transmission of voice and data between countries, is undergoing a period of fundamental change that has resulted, and is expected to continue to result, in significant growth in usage of international telecommunications services. According to industry sources, in 1996, the international long distance telecommunications industry accounted for approximately $61.3 billion in revenues and 70.0 billion minutes of use, an increase from approximately $23.9 billion in revenues and 19.1 billion minutes of use in 1987. Industry sources have estimated that by 2000 this market may approach $85.7 billion in revenues and 122.4 billion minutes of use, representing compound annual growth rates from 1996 of 8.7% and 15.0%, respectively.

         The Company believes that growth in international long distance services is being driven by (i) the globalization of the world's economies and the worldwide trend toward deregulation of the telecommunications sector; (ii) declining prices arising from increased competition generated by privatization and deregulation; (iii) increased worldwide telephone density and accessibility arising from technological advances and greater investment in telecommunications infrastructure, including the deployment of wireless networks; (iv) a wider selection of products and services; and (v) the growth in the transmission of data traffic via internal company networks and the Internet. The Company believes that growth of traffic originated in markets outside the U.S. will be higher than growth in traffic originated within the U.S. due to recent deregulation in many foreign markets, relative economic growth rates and increasing access to telecommunications facilities in emerging markets.

         Regulatory And Competitive Environment

         Consumer demand and competitive initiatives have acted as catalysts for government deregulation, especially in developed countries. Deregulation accelerated in the U.S. in 1984 with the divestiture by AT&T of the regional Bell operating companies ("RBOCs"). Today, there are over 500 U.S. long distance companies, most of which are small or medium-sized companies. In order to be successful, these small and medium-sized companies typically offer their customers a full range of services, including international long distance. However, most of these carriers do not have the critical mass of customers to receive volume discounts on international traffic from the larger facilities-based carriers such as AT&T, MCI, Sprint and WorldCom. In addition, these companies have only a limited ability to invest in international facilities. Alternative international carriers, such as the Company, have capitalized on this demand for less expensive international transmission facilities. These alternative international carriers are able to take advantage of larger traffic volumes in order to obtain volume discounts on international routes (resale traffic) and/or invest in facilities when the volume of particular routes justifies such investments. As these emerging international carriers have become established, they have also begun to carry overflow traffic from the larger long distance providers that own overseas transmission facilities.

         Deregulation in the U.K. began in 1981 when Mercury, a subsidiary of Cable & Wireless PLC, was granted a license to operate a facilities-based network and compete with British Telecommunications PLC. Deregulation spread to other European countries with the adoption of the "Directive on Competition in the Markets for Telecommunication Services" in 1990. A series of subsequent EU directives, reports and actions have resulted in substantial deregulation of the telecommunications industries in most EU member states. Further deregulation of the EU telecommunications market will occur in 2000 upon the implementation of the EU's Amending Directive to the Interconnection Directive, which mandates the introduction of equal access and carrier pre-selection by 2000. A similar movement toward deregulation has already taken place in Australia and New Zealand, and is also taking place in Japan, Mexico, Hong Kong and other markets. Other governments have begun to allow competition for value-added and other selected telecommunications services and features, including data and facsimile services and certain restricted voice services. Deregulation and privatization have also allowed new long distance providers to emerge in other foreign markets. In many countries, however, the rate of change and emergence of competition remains slow, and the timing and extent of future deregulation is uncertain.

         On February 15, 1997, the U.S. and 68 other countries signed the WTO Agreement and agreed to open their telecommunications markets to competition and foreign ownership starting in January 1998. These 69 countries represent approximately 95% of worldwide telecommunications traffic. The Company believes that the WTO Agreement will provide Globaltron with significant opportunities to compete in markets where it would not previously have had access, and to provide end-to-end facilities-based services to and from these countries. The FCC recently released an order that significantly changes U.S. regulation of international services in order to implement the U.S. open market commitments under the WTO Agreement. This order is expected to increase opportunities for foreign carriers to compete in the U.S. communications market, while increasing opportunities for U.S. carriers to enter foreign markets and to develop alternative termination arrangements with non-dominant carriers in other countries.

         Deregulation has encouraged competition, which in turn has prompted carriers to offer a wider selection of products and services at lower prices. The Company believes that the lower price environment resulting from increased competition has been more than offset by cost decreases and increases in telecommunications usage. For example, based on FCC data for the period 1989 through 1995, per-minute settlement payments by U.S.-based carriers to foreign ("PTTs") fell 31.4%, from $0.70 per minute to $0.48 per minute. Over this same period, however, per-minute international billed revenues fell only 13.7%, from $1.02 in 1989 to $0.88 in 1995. The Company believes that as settlement rates and capacity costs continue to decline, international long distance will continue to provide opportunities to generate relatively high revenues and per-minute gross profits.

         International Switched Long Distance Services

         International switched long distance services are provided through switching and transmission facilities that automatically route calls to circuits based upon a predetermined set of routing criteria. In the U.S., an international long distance call typically originates on a LEC's network and is switched to the caller's domestic long distance carrier. The domestic long distance provider then carries the call to its own or to another carrier's international gateway switch. From there it is carried to a corresponding gateway switch operated in the country of destination by the ("ITO") of that country and then is routed to the party being called though that country's domestic telephone network.

         International long distance providers can generally be categorized by the extent, if any, of their ownership and use of their own switches and transmission facilities. The largest U.S. carriers, AT&T, MCI, Sprint and WorldCom primarily utilize owned U.S. transmission facilities and have operating agreements with, and own transmission facilities that carry traffic to, the countries to which they provide service. A significantly larger group of long distance providers own and operate their own switches and generally carry the overflow traffic of other long distance providers. These carriers either rely solely on resale agreements with other long distance carriers to terminate traffic or use a combination of resale agreements and leased or owned facilities in order to terminate their traffic, as discussed below.

         Operating Agreements

         Operating agreements provide for the termination of traffic in, and return traffic from, the international long distance providers that have rights in facilities in different countries at a negotiated "accounting rate". Under a traditional operating agreement, the international long distance provider that originates more traffic compensates the other long distance provider by paying an amount determined by multiplying the net traffic imbalance by the latter's share of the accounting rate. Under a typical operating agreement, each carrier has a right in its portion of the transmission facilities between two countries. A carrier gains ownership rights in a fiber optic cable by purchasing direct ownership in a particular cable (usually prior to the time that the cable is placed in service), by acquiring an Indefeasible Right of Use (IRU) in a previously installed cable, or by leasing or obtaining capacity from another long distance provider that either has direct ownership or IRU rights in the cable. In situations where a long distance provider has sufficiently high traffic volume, routing calls across leased or IRU cable capacity is generally more cost-effective on a per-call basis than the use of resale arrangements with other long distance providers. However, leased capacity and acquisition of IRU rights require a substantial initial capital investment based on the amount of capacity acquired.

         Transit Arrangements

         In addition to utilizing an operating agreement to terminate traffic delivered from one country directly to another, an international long distance provider may enter into transit arrangements pursuant to which a long distance provider in an intermediate country carries the traffic to the country of destination.

         Switched Resale Arrangements

         A switched resale arrangement typically involves the wholesale purchase of termination services on a variable, per-minute basis by one long distance provider from another. A single international call may pass through the facilities of multiple long distance resellers before it reaches the foreign facilities-based carrier that ultimately terminates the call. Such resale, first permitted with the deregulation of the U.S. market, enabled the emergence of alternative international providers that relied, at least in part, on transmission services acquired on a wholesale basis from other long distance providers. Resale arrangements set per-minute prices for different routes, that may be guaranteed for a set time period or subject to fluctuation following notice. The resale market for international transmission is constantly changing, as new long distance resellers emerge, and as existing providers respond to fluctuating costs and competitive pressures. In order to effectively manage costs when utilizing resale arrangements, long distance providers need timely access to changing market data and must quickly react to changes in costs through pricing adjustments or routing decisions.

         Alternative Transit/Termination Arrangements

         As the international long distance market began to deregulate, long distance providers developed alternative transit/termination arrangements in an effort to decrease their costs of terminating international traffic. Some of the more significant of these arrangements include refiling, ISR and ownership of switching facilities in foreign countries.

         Refiling and transiting of traffic, which take advantage of disparities in settlement rates between different countries, allow traffic to a destination country to be treated as if it originated in another country that benefits from lower settlement rates with the destination country, thereby resulting in a lower overall termination cost. The difference between transit and refiling is that, with respect to transit, the long distance provider in the destination country has a direct relationship with the originating long distance provider and is aware of the arrangement, while with refiling, it is likely that the long distance provider in the destination country is not aware of the country in which the traffic originated or of the originating carrier. To date, the FCC has made no pronouncement as to whether refiling complies with either U.S. or ITU regulations.

         Under ISR, a long distance provider completely bypasses the Accounting Rate system by connecting an international leased private line (i) to the ("PSTN") of two countries or (ii) directly to the premises of a customer or partner in one country and the PSTN in the other country. While ISR currently is only sanctioned by applicable regulatory authorities on a limited number of routes, it is increasing in use and is expected to expand significantly as deregulation of the international telecommunications market continues. In addition, deregulation has made it possible for U.S.-based long distance providers to establish their own switching facilities in certain foreign countries, enabling them to terminate traffic directly.

         Competitive Opportunities and Advances in Telecommunications Technology

         The combination of a continually expanding global telecommunications market, consumer demand for lower prices with improved quality and service, and ongoing deregulation has created competitive opportunities in many countries. Similarly, new technologies, including fiber optic cable and improvements in digital compression, have improved quality and increased transmission capacities and speed, with transmission costs decreasing as a result. In addition, the growth of the Internet as a communications medium, and advances in packet switching technology and Internet telephony are expected to have an increasing impact on the international telecommunications market.

         Advances in technology have created a variety of ways for telecommunications carriers to provide customer access to their networks and services. These include customer-paid local access, international and domestic toll-free access, direct digital access through a dedicated line, equal access through automated routing from the PSTN, call reorigination and Internet telephony. The type of access offered depends on the proximity of switching facilities to the customer, the needs of the customer, and the regulatory environment in which the carrier competes. Overall, these changes have resulted in a trend towards bypassing traditional international long distance operating agreements as international long distance companies seek to operate more efficiently.

         In a deregulated country such as the U.S., carriers can establish switching facilities, own or lease fiber optic cable, enter into operating agreements with foreign carriers and, accordingly, provide direct access service. In markets that have not deregulated or are slow in implementing deregulation, international long distance carriers have used advances in technology to develop innovative alternative access methods, such as call reorigination. In other countries, such as Japan and most EU member states, where deregulation has commenced but has not been completed, carriers are permitted to offer facilities-based data and facsimile services, as well as limited voice services including those to ("CUGs"), but are not yet permitted to offer full voice telephony. As countries deregulate, the demand for alternative access methods typically decreases because carriers are permitted to offer a wider range of facilities-based services on a transparent basis.

         Prepaid Calling Cards

         The prepaid calling card industry is currently a $14 billion industry worldwide. Introduced in the U.S. by the major telephony companies in 1992, the prepaid calling card market achieved approximately $10 million in sales in its initial year. By 1998 sales in the U.S. had swelled to $3 billion. Over the next three years the industry is expected to experience its greatest growth, reaching over $6 billion in sales in the U.S. alone by 2002.

         The fundamental appeal of prepaid cards to consumers is international long distance savings and ease in budgeting their long distance spending. The appeal of calling cards to ("CMCs") is an efficient means of originating international long distance traffic and forward integrating into direct relationships with end users. Prepaid calling cards are an effective way for providers to deliver 10-50% savings versus the rates of larger carriers on targeted routes.

         Consumers can use prepaid calling cards at any touch tone telephone by dialing an access number, followed by a personal identification number (a "PIN") assigned to each prepaid card. Once the customer dials the number he/she wants to reach, the call is completed without operator assistance. Calling card providers typically support their operations with their own switch facilities and a "debit card platform" that automatically deducts usage from the prepaid balance for each individual card and PIN. Calling card customers have traditionally dialed 1-800 numbers, but recently less expensive local area calling cards ("LAC cards"), which require only a local phone call, have been gaining popularity with both providers and consumers.

         In addition to being an effective mechanism for the generation of international retail traffic, prepaid calling cards offer attractive market dynamics as follows:

         Cards deliver targeted savings. Calling cards can be targeted to deliver competitive rates to specific countries, thereby generating a high volume of international long distance to countries where the provider has favorable termination costs. Since the product itself can be tailored to the needs of a very specific group of consumers, operators can avoid the inefficiency of marketing to the mass market. Existing calling card products generally offer savings of 10-50% against prevailing rates of major long distance carriers. Cards are typically branded for a specific country or ethnic group.

         Readily accepted by consumers in ethnic communities. Recent immigrants are heavy users of international long distance so they can remain "connected" to their respective countries or origins while primarily residing in another.

         Minimal bad debt or billing expenses: The consumer prepays for usage when the card is originally purchased so operators' bad debt and billing expenses are minimal. Operators do occasionally extend limited credit to their distributors but exposure to distributor credit is easily managed. Savings from lower operating costs can be divided between lower rates for consumers and operators' margins.

         Marketing Database Generation. Calling card operators that control their own debit card platforms can build marketing databases by extracting information from calling card activity. Data extraction from debit card platforms enables the operator to identify its customers for the marketing of other services, including dial around and presubscription.

Competition

         The markets in which the Company operates and plans to operate are extremely competitive and can be significantly influenced by the marketing and pricing decisions of larger industry participants. There are limited barriers to entry in many of the telecommunications and Internet markets in which the Company competes and plans to compete. The Company expects competition in these markets to intensify in the future.

         The Company competes or intends to compete with (i) IXCs and other long distance resellers and providers, including large carriers, such as AT&T, MCI, Sprint, and WorldCom; (ii) foreign PTTs; (iii) other providers of international long distance services such as STAR Telecommunications, Inc., Pacific Gateway Exchange, Inc., RSL Communications Ltd. and Telegroup, Inc.; (iv) alliances that provide wholesale carrier services, such as "Global One" (Sprint, Deutsche Telekom AG and France Telecom S.A.) (v) new entrants to the domestic long distance market such as Regional Bell operating companies ("RBOCs") in the U.S.,
(vi) small long distance resellers. Moreover, some of the Company's competitors have announced business plans similar to the Company's regarding the expansion of telecommunications networks into Europe, Latin America and the Caribbean. Many of the Company's competitors are significantly larger and have substantially greater market presence as well as greater financial, technical, operational, marketing and other resources and experience than the Company.

         The Company competes for customers in the telecommunications markets primarily based on price and, to a lesser extent, on the type and quality of service offered. Increased competition could force the Company to reduce its prices and profit margins if its competitors are able to procure rates or enter into service agreements that are comparable to or better than those the Company obtains, or if they are able to offer other incentives to existing and potential customers. The Company could also face significant pricing pressure if it experiences a decrease in the volume of minutes that it carries on its network, as the Company's ability to obtain favorable rates from its carrier suppliers depends, to a significant extent, on the Company's total volume of international long distance call traffic. There is no guarantee that the Company will be able to maintain the volume of international long distance traffic necessary to obtain favorable rates. Although the Company has no reason to believe that its competitors will adopt aggressive pricing policies that could adversely affect the Company, there can be no assurance that such price competition will not occur or that the Company will be able to compete successfully in the future.

         Prices for international long distance calls are determined in part by international settlement rates, which are the rates that a carrier (often a PTT) charges to terminate an international call in its home country. Because these rates were set by national monopolies, they were traditionally set at arbitrary, artificially high levels that enabled many carriers to enjoy high gross margins on international calls. With the introduction of competition in many countries, international settlement rates have been declining for the last several years. Additionally, an increasing number of calls are being placed outside the international settlement rate system, resulting in drastically lower prices. Moreover, practices such as "refile" (where traffic originating from a particular country is rerouted through another country with a lower settlement rate), off settlement rate terminations (where a local carrier agrees to terminate an international call at rates below the settlement rates) and transit (where a carrier agrees to terminate another carrier's traffic to a particular country at a negotiated price other than the settlement rate) are becoming increasingly common. Industry observers believe that the combined effects of deregulation, excess transmission capacity, advances in technology and the negligible marginal cost to a carrier that owns its own switches and transmission facilities of carrying an international call, are gradually causing the collapse of the international settlement rate system. Settlement rates also are being reduced as a result of regulatory initiatives. Lower settlement rates are scheduled to be in effect for substantially all countries over the next several years. Lower settlement rates will reduce per minute revenue, which could have a material adverse effect on the Company's business. Prices for international calls may be further driven down as a result of the FCC's recent decision to lift its International Settlements Policy (the "IS Policy") on competitive routes.

         The prepaid calling card industry is extremely competitive, and the Company expects competition to increase in the future. The Company estimates that there are more than 100 companies that offer prepaid calling cards in the U.S. Several of these companies have greater financial and operating resources than the Company. The failure of the Company to capture a significant share of the prepaid calling card market may have an adverse effect on its business, financial condition or results of operations.

         The market for Internet telephony services is expected to be extremely competitive. There can be no assurance that the Company will be able to successfully compete in the developing Internet telephony market, or that other large companies will not enter the market as suppliers of Internet telephony services.

Employees

         As of July 31, 2000, the Company employed a total of 35 individuals full time. The Company believes that its future success will depend on its continued ability to attract and retain highly skilled and qualified employees. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

         The Company previously filed a Form 10-KSB for the fiscal year ended December 31, 1999. However, as part of the transaction with Globaltron on January 21, 2000, Globaltron (which had a March 31, fiscal year end) was deemed the surviving entity and, accordingly, the Company's fiscal year changed from December 31 to March 31.

Item 2.  Properties

         The Company's network operations center is located at 100 North Biscayne Blvd., Miami, Florida, where it occupies approximately 10,492 square feet under a lease that expires in November 2009. During year one of the lease, the annual rental is $115,000. During year two of the lease, the annual rental is $251,808. During year three of the lease, the annual rental is $261,880. During year four of the lease, the annual rental is $272,372. During year five of the lease, the annual rental is $283,284. During year six of the lease, the annual rental is $294,615. During year seven of the lease, the annual rental is $306,366. During year eight of the lease, the annual rental is $318,642. During year nine of the lease, the annual rental is $331,337. During year ten of the lease, the annual rental is $344,662. The Company also pays certain pass-through expenses.

         The Company has additional space in the same building in Miami, under a separate lease for its switch site and operations office, where it occupies approximately 2,488 square feet under a lease that expires in May, 2003. During year one of the lease, the annual rental is $80,837. During year two of the lease, the annual rental is $84,070. During year three of the lease, the annual rental is $87,433. During year four of the lease, the annual rental is $90,931. The Company also pays certain pass-through expenses.

         The Company pays $1,390 per month for an apartment that is used by its out-of-state employees while they are working in the Miami Network Operation Center. The lease expires in December 2000.

         Additionally, the Company leases approximately 3,750 square feet of space in Parsippany, New Jersey for its global carrier services business and a sales office, pursuant to a lease that expires in December, 2004. The Company pays an annual rental of $77,813 (and also pays pass-through expenses).

         The Company's corporate headquarters and principal executive offices are located in New York, New York, where it occupies approximately 4,749 square feet under a lease that expires in July, 2010. During year one of the lease, the annual rental is $161,455. During year two of the lease, the annual rental is $166,299. During year three of the lease, the annual rental is $171,288. During year four of the lease, the annual rental is $176,426. During year five of the lease, the annual rental is $181,719. During year six of the lease, the annual rental is $196,673. During year seven of the lease, the annual rental is $202,574. During year eight of the lease, the annual rental is $208,651. During year nine of the lease, the annual rental is $214,910. During year ten of the lease, the annual rental is $221,357.

         The Company also leases co-location space for its telephonic switching equipment in New York and Los Angeles. Such co-location space typically leases on a short-term basis at approximately $600 per equipment rack. Currently, the lease cost incurred by the Company for such space in New York City is $9,500 per month and the lease cost in Los Angeles is $2,400 per month.

Item 3.  Legal Proceedings

         There are no pending legal proceedings against the Company or any of its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

                                     PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters.
         ------------------------------------------------------------------

         The Company's common stock, par value $.001 per share ("Common Stock"), has been traded on the OTC Bulletin Board ("OTCBB") under the symbol WGEG.OB since January 24, 2000. Prior to then, there was no public trading market for the Common Stock. Set forth below is the range of the high and low closing bid quotations of the Common Stock for the first and second quarter of calendar year 2000 as reported on the OTCBB system. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                            High                       Low
                                           ------                      ---
First Calendar Quarter of 2000             13.625                       8
Second Calendar Quarter of 2000                --                       --

         At August 18, 2000, there were approximately 240 shareholders of record of the Company's Common Stock. The Company has never declared dividends on its Common Stock since inception and has no present intention of declaring or paying any dividends in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. The terms of the GNB Loan Agreement restrict the payment of dividends or distributions.

Item 6.  Management's Plan of Operation

         The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Financial Statements included elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.

General

         The Company was initially organized under the laws of the State of Florida on May 17, 1996 in order to seek and effect a merger, acquire the assets or the capital stock of existing businesses or other similar business combinations. Prior to its transaction with the Globaltron stockholders where Globaltron became a wholly-owned subsidiary of Win-Gate in exchange for Win-Gate shares, the Company had not been engaged in active operations since its organization.

Going Concern

         The accompanying consolidated financial statements and financial information have been prepared assuming that the Company will continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to meet its obligations on a timely basis, (b) obtain significant additional financing, and (c) ultimately sustain profitability.

Plan of Operation

         As a result of the Globaltron transaction, the Company entered into the international facilities-based telecommunications business. The Company intends to build a facilities-based international grade network outside the traditional settlement process to offer its customers low cost, highly reliable connectivity. The Company has initially focused on carrier wholesale termination by leveraging off of its current strategic agreements, U.S. carrier contracts, and network build-out. As the Company's foreign operations become established, higher margin foreign traffic call origination is anticipated to increase. Additionally, the Company intends to introduce a complete package of enhanced virtual services, prepaid calling card programs, international private lines, and Internet telephony during the calendar year 2000.

         For the calendar year 2000, the Company's operational and strategic objectives include the following:

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

         For the 12 months ending March 31, 2001, the Company intends to begin or expand operations in various locations in Europe, Central and South America, and the Caribbean. The Company has signed definitive agreements to enter the Competitive Local Exchange Carrier (CLEC) business in a 5-country area of South America. Initial operations are anticipated to begin in Peru and Colombia in the last quarter of calendar year 2000, and continue with build-out over the following 3 years.

         The development of the Company's business and the construction, acquisition and expansion of its networks require significant capital expenditures, a substantial portion of which are incurred before realization of revenues. These expenditures, together with the associated early operating expenses, result in negative cash flow until an adequate customer base is established. However, as the Company's customer base grows, the Company expects that incremental revenues can be generated with decreasing incremental operating expenses. The Company has made specific strategic decisions to build high capacity networks with broad market coverage, which initially increases its level of capital expenditures and operating losses. However, the Company believes that over the long term this strategy will enhance the Company's financial performance by increasing the traffic flow over its network.

         There can be no assurance that the Company will be able to identify, attract, finance or consummate its operational and strategic objectives (all of which are heavily dependent upon, among other things, the Company's ability to obtain additional financing).

         The Company intends in the future to capitalize on the expanding and rapidly evolving telecommunications and Internet services environment in Latin America. As such, the Company's goal is to become a leading facilities-based provider of integrated communications services to both businesses and residential customers in Latin America. The Company's strategy is to:

         o Deploy Flexible Networks. For the provision of local access services in Latin America the Company intends to deploy a range of network access systems using primarily wireless local loop (WLL) technology. Wireless local loop systems provide several competitive advantages over conventional wireline technologies, because they utilize radio spectrum to provide last-mile access to subscribers. The WLL technology reduces network costs, deployment time, and operating expenses, in addition to providing flexibility to the operator in addressing changes in demand. The Company believes its WLL network strategy will enable it to cost effectively match its service offerings with the requirements of its customers. The Company has selected its vendors for the WLL technology for the Andean Region.

         o Enter Select Deregulating Latin American Markets. The Company is focused on newly liberalized Latin American markets in which it can secure favorable, market-operating agreements and licenses that allow the Company to establish a local market presence through the acquisition of LMDS/WLL spectrum and broadband wireless access. In certain markets on the verge of local market deregulation the Company has pursued strategic relationships with licensed foreign carriers to establish market position and a competitive cost advantage. At the time of market liberalization the Company believes it will be better positioned to leverage its established strategic relationships to secure opportunities for local market entry.

         o Aggressively Build Market Share in Target Markets. The Company plans to aggressively build market share in its target markets. In Colombia, this strategy will be fostered by the Company's unique "first mover" positioning for the provision of fixed wireless services. The Company intends to focus on the underserved small and medium sized businesses and high usage residential customers and offer higher-quality services at competitive prices. The Company intends to work to build brand recognition in the Andean Region through a broad-based mass marketing and advertising campaign. The Company anticipates to achieve additional market positioning due to customer dissatisfaction with the incumbent communications providers. The Company believes that its fixed wireless infrastructure will provide higher quality service offerings not available over the incumbent's wireline networks.

         o Invest in US Backbone and International Transport Network for Lowest Cost Competitive Positioning. The Company has allocated the majority of its network infrastructure investment to date to building out its IP/ATM backbone to ensure low cost international transport positioning. By establishing a US backbone with direct routes to the Company's target CLEC markets, the Company believes that it will realize significant cost advantages for international transport and termination. In addition, established direct routes allow the Company to further capitalize on the prevailing traffic patterns between the US and Latin America by providing international origination and termination to other service providers. The Company's execution strategy is to be 80% "On Net" across its own facilities, composed of the Company's own international gateways and transport facilities to targeted countries.

                  The Company is working toward establishing a highly reliable, technologically advanced international transport network. The international convergent IP network is being constructed using technology from Lucent Technologies and Cisco. The network is being built end to end using cell based ATM switching and Internet Protocol for integrated voice, data and video applications. The transport network is optic utilizing a bi-directional SONET ring architecture where fiber is available. A Network Operations Center for comprehensive network management is staffed 24 hours per day, 365 days per year to monitor the worldwide network. In addition, the Company's switching platform possesses full E1/T1 capability to accommodate the standards of most every country in the world. The Company believes that its network characteristics will meet and exceed its customers demands for reliability, quality and capacity.

         o        Build a Portfolio of Integrated Services and Applications.
                  Although the Company's current services are primarily sold to wholesale customers, the Company's network infrastructure is designed for the provision of both wholesale and retail service offerings. Integrated services and applications offer higher margins and a mix of wholesale and retail traffic helps maintain optimal network utilization, which drives lower network operating costs per minute. The Company has begun to build a portfolio of integrated services and applications to capture retail opportunities in the U.S. and in foreign markets where the Company has an established presence. Planned services and applications include national and international long distance, local access, IP Telephony, Unified Messaging and enhanced value added services and prepaid calling cards. The Company has made a strategic investment in a developer of Unified Messaging and IP Telephony applications and secured licenses or retail distribution agreements for the Andean Region Countries of Columbia and Peru.

         o Foreign Market Traffic Origination. As the Company develops and expands its relationships with foreign carriers, PTTs and other foreign market providers, the Company's Carrier focus will shift increasingly to originate international carrier data, voice and virtual services traffic in foreign markets. Foreign market origination in deregulating markets offers significantly higher margins and leads to additional opportunities for foreign market retail origination. The Company's strategy is to migrate the ration of direct arbitrage routes of foreign market and sales operations from a current 5/95% ratio to a targeted 80/20% as the network plan is executed.

         o Capitalize on Experienced Management. The Company's management team is made up of individuals with significant industry experience. Gary Morgan, the Company's founder, Chairman of the Board and Chief Executive Officer, has twenty-two years of industry experience in both domestic and international communications. Gary Stukes, the Company's President and Chief Operating Officer, has over twenty years of industry experience including twelve years with AT&T and a previous position as Vice President of Carrier Sales at Totaltel.

         o Aggregate Carrier Traffic to Forge Strategic Operating Agreements. Aggregation of international call termination has been and will continue to be a key asset for the Company in achieving favorable positioning in foreign markets. As a facilities-based carrier the Company supplies large volumes of traffic to key international regions and resells "arbitrage" traffic to the balance of the world. Strategically, the Company uses the aggregated traffic volumes to swap routes, extend business relationships to joint ventures, enter deregulating markets and obtain foreign originating traffic. The Company has already signed international contracts for voice, data, and virtual services transmission with over 100 carriers worldwide.

         o Utilize Strategic Acquisitions to Enhance Share Value. The Company expects to continue to expand internally as well as through acquisition and merger activities, acquiring companies that provide complementary services or are positioned in attractive markets. To date, the Company has acquired licenses companies in Miami, Florida and Colombia.

Results of Operations

         The discussion below relates to results of operations for the fiscal year ended March 31, 2000. The Company does not believe that it is meaningful to compare changes from the corresponding period in the preceding year due to the significant change in the Company's operations subsequent to the Globaltron acquisition and the nominal operations of Globaltron in such prior fiscal year.

         Revenues for the Company for the fiscal year ending March 31, 2000 totaled $949,500. This period encompassed the initiation of operations for the Company, and all of the revenues were generated from international carrier termination sales of voice and data telecommunications into the Company's foreign site Points of Presence (POP).

         The Company receives wholesale carrier telecommunications traffic into one of its domestic switch sites, uplinks the traffic via signal from teleport facilities in New Jersey and Miami to a satellite in geosynchronus orbit with the Earth from which the Company has procured a designated segment of the bandwidth of the satellite, and retransmits the signal to a downlink at the foreign site POP.

         Although the Company's revenue grew substantially during the year, technical issues relating to some international sites impacted revenues. The Company believes these technical issues have now been rectified and those sites are now fully operational.

         The Company has contracted with providers of telecommunications transport services and facilities to process call traffic over its national and international network. Such expenses, which are predominantly fixed recurring monthly costs, constitute 89% of the Costs of Good Sold for the year ending March 31, 2000. These costs, as a percentage of Costs of Goods Sold, are expected to decrease as the Company's network reaches its expected traffic capacity levels. The Company's build-out of its international network is continuing. Due to the number of international sites under construction and testing required during the period, the company incurred negative gross margins.

         Selling, general and administrative expenses ("SGA") for the year ending March 31, 2000 reflect the developmental stage of the Company during its first year of operations. Approximately $860,000 (27% of total SGA), relating to professional fees, was expensed during the year. Travel related expenses of $279,000 (or 9% of total SGA), relate to organizational and financing activities as well as the deployment of foreign sites.

         The Company recorded $540,189 of expenses during the year ending March 31, 2000, relating to the issuance by the Company of stock to certain individuals for professional services and employment inducements. These transactions allowed the Company to secure certain services requisite to formation of the Company for non-cash consideration. Management regards these expenses as one-time start-up expenses. Depreciation and amortization expense for the year ending March 31, 2000 totaled $730,919. Interest expense for the year totaled $165,164.

         The Company recorded a net loss for the year ending March 31, 2000 of $4,861,063.

Liquidity and Capital Resources

         As of July 31, 2000, the Company was operating 9 networks. The costs associated with the initial construction and operation of a network may vary, primarily due to market variations in geographic and demographic characteristics, and the types of construction technologies, which can be used to deploy the network. As the Company develops, introduces and expands its high-speed data/Internet and voice services in each of its markets, additional capital expenditures and net operating costs will be incurred. The amount of these costs will vary, based on the number of customers served and the actual services provided to the customers.

         The Company is incurring negative cash flows due, in major part, to the funding requirements for working capital, network construction or development and voice services. Through March 31, 2000, the Company had invested approximately $10,958,000 million in network and telecommunications equipment. The Company expects it will continue to incur negative cash flow for at least two years. There can be no assurance that the Company's networks or any of its other services will ever provide a revenue base adequate to sustain profitability or generate positive cash flow. The Company estimates that in calendar 2000, capital required for implementation of its integrated networks and its other services and to fund negative cash flow, including interest payments, will be significant. As of March 31, 2000, the Company's unrestricted cash balance was approximately $4,055,990.

         The Company's development and enhancement of new services and networks will require substantial capital expenditures. The funding of these expenditures is dependent upon the Company's ability to raise substantial equity and debt financing. In certain instances the ability to secure equipment financing requires the consent of existing vendors. Any such acquisitions or arrangements that the Company might consider are likely to require additional equity or debt financing, which the Company will seek to obtain as required and which may also require that the Company obtain the consent of its debt holders.

         In order for the Company to continue to acquire the ATM/VOIP switching network equipment necessary to develop its international telephone network, the Company has entered into various equipment financing agreements with equipment vendors. Capital equipment used by the Company in its international telephony network is typically financed directly or indirectly by equipment vendors. In the instance of a direct financing facility, the vendor itself will negotiate the facility with the Company, advance the funding, receive payments and administer all details related to the transaction. In an indirect financing transaction, the vendor will have pre-selected a group of third party financial institutions that will represent the vendor to effect customer financing. The vendor accepts an order from the Company, while the Company and the financing institution will together negotiate the financial details of the transaction. The respective facility is characterized as either a conditional sales contract or as a capital lease agreement, generally with a nominal buy-out option at termination. Regardless of the form of the agreement, the facilities feature deferred payment terms, multi-year maturity dates and allowance for such ancillary soft costs as shipping, taxes, installation and set-up necessary to place the equipment into service.

         On October 25, 1999, the Company entered into two separate Equipment Financing Agreements with Cisco Systems Capital Corporation. On January 24, 2000, the Company entered into an additional Equipment Financing Agreement with Cisco Systems Capital Corporation. Pursuant to the Agreements, the Company has the ability to borrow up to an aggregate of $6,373,048 in order to purchase switches and routers and for related ancillary costs for equipment maintenance, installation and preparation. The facility is available in 3 phases. The Agreement has a term of 36 months for the purchase of equipment and 24 months for ancillary costs including shipping, taxes, installation, cabling and software. As of July 31, 2000, all funds available under the equipment facility have been borrowed.

         On August 23, 1999, Globaltron entered into an Equipment Financing proposal with Lucent Technologies. Pursuant to the proposal, the Company had the ability to borrow up to $10 million in order to purchase Lucent Technologies equipment and services and to pay for ancillary costs associated with the installation and preparation of equipment for operation. The equipment facility was divided into 3 phases. Phase one was for up to $1,750,000 and was to be used towards the purchase equipment to be deployed outside the United States. Phase two was for up to $6,750,000 and was to be used towards the purchase equipment to be deployed in the United States. Phase three was for up to $1,500,000 and was to be used towards the purchase of Lucent Technologies professional services, plus costs relating to taxes and shipping. On September 15, 1999, Globaltron entered into a Master Conditional Sale Agreement with Lucent Technologies finalizing all of the terms and conditions of the Equipment Financing Proposal. Through April 30, 2000, Globaltron borrowed approximately $9 million under the Lucent Technologies facility. Lucent Technologies subsequently decided to decrease their financing role and turned new financings and renewals to third party lenders. On June 27, 2000, the Company entered into a Equipment Financing Agreement with Gallant Capital and Finance, LLC. The original Lucent $10 million facility was assigned to Gallant Capital and rolled into the Gallant Capital facility and an additional $10 million was available for borrowing under the new Gallant Capital facility. The Gallant Capital Agreement has a term of 60 months and an annual interest rate of 12%. As of July 31, 2000, the Company has borrowed $13.8 million under the Gallant Capital Agreement ($9 million of which was previously delivered under the original Lucent Agreement and $4.8 million of which was delivered under the Gallant Capital Agreement).

         The Company has also recently signed various term sheets for equipment financing. All of these term sheets, which are described below, are subject to the preparation and execution of definitive agreements. There can be no assurance that such definitive agreements will be executed. As such, no funds have been drawn under any of the term sheets described below. In June 2000, the Company entered into a term sheet for the provision of financing by Italtel SPA. Pursuant to the arrangement, the Company would have the ability to borrow up to $60 million in order to purchase carrier switching equipment in 21 countries including the Andean region of South America. The arrangement is expected to have a term of 60 months. Interest will be at LIBOR plus a range of 25 to 75 basis points. On June 13, 2000, the Company entered into a term sheet for the provision of equipment financing with ECI Telecom Ltd. Pursuant to the ECI term sheet, the Company would have the ability to borrow up to $37,500,000 in order to purchase ECI Innowave wireless local loop equipment to be deployed in the Company's wireless local loop projects in South America. The equipment facility is expected to be divided into 6 phases and have a term of 48 months. Each phase will require a down payment by the Company ranging from 35% to 60% of the amount of such phase. Interest will range downward by phase from an initial rate of LIBOR plus 300 basis points. On July 13, 2000, the Company received a proposal to obtain equipment financing from Tropico Sistemas e Telecomunicacoes S.A., CPqD Technologies & Systems, Inc. and Singer Products, Inc. Pursuant to the terms of the proposal, the Company would have the ability to borrow up to $10 million in order to purchase digital local and tandem softswitch equipment with the requisite software and maintenance. The arrangement is expected to have a term of 7 years with interest at 11.5%.

         The Company's capital needs have also been funded, in part, through the funds it received from certain credit facilities. On February 29, 2000, the Company obtained a loan from GNB Bank. Pursuant to the GNB Loan Agreement, GNB Bank made a loan to the Company in the principal amount of $5.0 million, plus interest at Citibank N.A.'s base rate plus 1%. The GNB Loan is evidenced by an unsecured convertible promissory note ("Note") due May 29, 2001. The payment of the obligations under the Note and related agreements and the performance of the obligations therewith, are unconditionally guaranteed by Globaltron.

         The GNB credit facility contains certain covenants, which impose restrictions on the Company. These include, without limitation, restrictions on the declaration or payment of dividends with respect to capital stock of the Company, the conduct of certain activities, certain investments, the creation of additional liens or indebtedness, the disposition of assets and fundamental changes.

         On July 27, 2000, the Company entered into a Loan Agreement with Arthur
E. Lipson, Trustee ("Lipson"), whereby Lipson loaned the Company the principal amount of $900,000, plus interest at a rate of 12% per annum. The loan proceeds are being used for working capital needs. The loan is evidenced by an unsecured convertible promissory note due October 27, 2000.

         The Company believes that it can satisfy its cash requirements for its existing business operations through ____________, 2000, on the basis of funds available under the equipment and credit facilities described above. The Company will require significant additional financing in order to continue as a going concern and to achieve its growth and acquisition objectives. The Company anticipates that it will need to raise significant additional debt and equity financing during calendar year 2000 in order to expand and maintain its business. The Company is actively seeking additional funding from a variety of sources, including potential issuances of its securities in one or more private transactions and various additional vendor financing arrangements. Depending upon the Company's ability to rapidly integrate and achieve certain of its expansion and acquisition objectives, the Company's financing needs could exceed $100 million, a large portion of which the Company would seek in the form of vendor financing. The Company is currently negotiating other vendor financing arrangements. The terms upon which the Company may obtain additional funding are restricted by the GNB Loan Agreement and the consent of GNB Bank may be necessary to accomplish certain funding objectives of the Company. There can be no assurance that the Company will be successful in its efforts to obtain any of such financing. In the event the Company is not successful in obtaining additional financing, it could be forced to curtail or cease operations. Any financing activities by the Company could result in substantial dilution of existing equity positions and increased interest expense. Transaction costs to the Company in connection with such activities are also anticipated to be significant.

Item 7.  Financial Statements

         The accompanying consolidated financial statements and financial information have been prepared assuming that the Company will continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to meet its obligations on a timely basis, (b) obtain significant additional financing, and (c) ultimately sustain profitability.

Historical Financial Statements

Report of Independent Certified Public Accountants, .............................................................F1

Consolidated Financial Statements..................................................................................
    Consolidated Balance Sheet...................................................................................F2

    Consolidated Statement of Operations.........................................................................F3

    Consolidated Statement of Stockholders Equity (Deficit)......................................................F4

    Consolidated Statement of Cash Flows.........................................................................F5

    Notes to Consolidated Financial Statements................................................................F6-18

Item 8.  Changes in and Disagreements with Accountants on Accounting
         -----------------------------------------------------------
         and Financial Disclosure
         ------------------------

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

         During the Company's two fiscal years and subsequent interim periods preceding the change in independent auditors, the Company had no disagreements with Millward & Co. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

         London Witte & Company, P.A. was selected by management to replace Millward & Co. as the Company's independent auditors, and was determined as such by the Company's then sole director and executive officer, Debra Janssen. London Witte & Company, P.A. acted as the Company's independent auditors prior to the acquisition of Globaltron, the Company's operating entity. Grant Thornton was selected to be the independent auditors to Globaltron and subsequently became the Company's independent auditors on March 10, 2000. The Company had no disagreements with London Witte & Company, P.A. on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure. London Witte & Company continues to perform selected assignments on behalf of the Company.

                                    PART III

Item     9. Directors, Executive Officers, Promoters and Control Persons;
         ----------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

         The following table sets forth certain information concerning the Company's executive officers and directors as of August 18, 2000:


              Name                          Age          Position
------------------------------------------------------------------------------------------------------------------------
Gary D. Morgan                              43           Chief Executive Officer, Chairman of the Board of
                                                         Directors

Gary P. Stukes                              46           President and Chief Operating Officer

Roman Fisher                                53           Director

Alvaro Davila Pena                          36           Vice President and Chief Operating Officer of Latin
                                                         American Operations, Director

Herbert Margolis                            50           Vice President of Marketing of Globaltron

David Walsh                                 53           Vice President of Finance of Globaltron

------------------------------------------------------------------------------------------------------------------------

         It is the Board's intent to increase the size of the Board of Directors in the near future and to create an Audit Committee and a Compensation Committee comprised of certain members of the Board.

         Each Director is elected at the Company's annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until the successors are elected and qualified. At present, the Company's bylaws provide for not less than one nor more than nine Directors. Currently, there are five (5) directors in the Company. The bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board. There are no family relations among any executive officers or directors of the Company. The officers of the Company devote full time to the business of the Company.

GARY D. MORGAN has been the Company's Chief Executive Officer and Chairman of the Board since January 1999. Mr. Morgan has 22 years of experience in the telecommunications industry. Mr. Morgan founded Pointe Communications Corporation, a telecommunications company, in May 1998 where he served as the President and Chief Operating Officer until present. From January 1997 to February 1998, Mr. Morgan was the Vice President of U.S. West of Lucent Technologies (LU:NYSE). From January 1988 to December 1996, Mr. Morgan was the Vice President of RBOC Markets of Siemens Corporation. Mr. Morgan holds a Bachelor of Science in Business Administration from Western Carolina University.

GARY P. STUKES has been the Company's President and Chief Operating Officer since January 2000. From July 1998 to December 1999, Mr. Stukes was the Senior Vice President of Totaltel Covista Communications (TELU:Nasdaq National Market), a telecommunications company. From June 1997 to July 1998, Mr. Stukes was the Regional Vice President of Primus Corporation (PRTL:Nasdaq), a telecommunications company. From May 1996 to June 1997, Mr. Stukes was a consultant to Starlink Communications, Ltd., a financial services company. From May 1993 to May 1996, Mr. Stukes was the President of Results Oriented Associates, Inc., a business consulting company. Mr. Stukes holds a Bachelor of Science in Marketing from the University of Bridgeport, a Bachelor of Science from Jersey City State College and an MBA from Fairleigh Dickinson University.

ROMAN FISHER was the President of the Company from May 1999 to January 2000 and has been a member of the Board of Directors of Globaltron since January 2000. Since December 1998, Mr. Fisher has been the Executive Vice President of Bork Consulting Corporation, a financial consulting company. From January 1993 to December 1999, Mr. Fisher was the Vice President of Crystal River MRI, Inc., a diagnostic imaging company. From September 1996 to December 1998, Mr. Fisher was the Executive Vice President of Metropolitan Health Networks (MDPAE.OB:OTCBB), a medical practice management company. From September 1996 to December 1998, Mr. fisher was the Chief Operating Officer of MRI Scan Center, a diagnostic imaging company. From February 1985 to September 1997, Mr. Fisher was the Director of Administration of Magnetic Imaging Systems I, Ltd., a diagnostic imaging company. From February 1985 to January 1992, Mr. Fisher was the Executive Vice President of Medical Diagnostic Services, a diagnostic imaging company. From January 1990 to December 1991, Mr. Fisher was the Vice President of Prolease, Inc., an equipment leasing company. Mr. Fisher holds an LL.M degree in International Law from the University of Basel in Switzerland. Mr. Fisher also holds a Master of Science degree in Counseling Psychology from Nova University.

ALVARO DAVILA PENA has served as the Company's Vice President and Chief Operating Officer of Latin American Operations since January 2000, and has served as a member of the Company's Board of Directors since August 18, 2000. From February 1999 to present, Mr. Davila has been a partner in and a member of the Board of Directors of Davila Davila Asociados LTDA, a law firm located in Bogota, Colombia. From March 1995 to January 1999, Mr. Davila was a partner and a member of the Board of Directors of Gomez Davila Associates, a law firm located in Bogota, Colombia. Mr. Davila was a partner and a member of the Board of Directors of Graphic Production Systems, a digital printing company from June 1999 until present. In addition, Mr. Davila served as a member of the Assessment Committee of the Communication Law Specialization program of the Javeriana University from ______ 1995 to ______ 2000. Mr. Davila holds a law degree from Universidad Colegio Mayor de Nuestra Senora del Rosario.

HERBERT MARGOLIS has served as the Vice President of Marketing of Globaltron since August 1999. From January 1999 to August 1999, Mr. Margolis directed the marketing efforts of Pointe Communications Corporation, a telecommunications company, for the retail products division of its local exchange carrier operations. From January 1999 to August 1999, Mr. Margolis was the Vice President of Marketing of Pointe Communications Corporation and was a consultant for Pointe Communications Corporation from November 1998 to December 1998. From August 1996 to January 1997, Mr. Margolis was a merchandising consultant to Don King Productions, Inc., a boxing promotions company. From January 1997 to January 1999, Mr. Margolis was a consultant to Jared M. 24K Clothing, a custom clothing company. Mr. Margolis founded Sportsman's Paradise, a retail sporting goods chain, in March 1971 and was its President and Chief Executive Officer from March 1971 to September 1996. Mr. Margolis has an Associates of Arts degree from Miami Dade Community College and has completed courses in international relations at Florida International University.

DAVID WALSH has served as the Vice President of Finance of Globaltron since August 1999. From August 1995 to August 1998, Mr. Walsh was an Executive Vice President of Corporate Express, a services and distribution company, and was responsible for business consolidations of six acquired companies, four systems implementations, as well as alpha site development of prototype warehouse management systems and processes. From June 1992 to February 1994, Mr. Walsh was the Vice President of Finance and Administration for Gold Coast Beverage, a beverage distributor company and was a part of a management team that acquired the third largest beverage distributor in the United States. Mr. Walsh is published in Coors Brewing Priority Magazine. Mr. Walsh holds a Masters of Accountancy from the University of Houston and a CPA from the State of Texas.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than ten (10%) percent of the outstanding Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership on Form 3 and reports of changes in ownership of Common Stock on Forms 4 or 5. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

         Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than (10%) percent beneficial owners were complied with during the year ended March 31, 2000.

Item 10.  Executive Compensation
          ----------------------

         The following table sets forth certain summary information for the years indicated concerning the compensation awarded to, earned by, or paid to
(i) those persons serving as the Chief Executive Officer during the 2000 fiscal year, (ii) the other four most highly compensated executive officers of the Company who were serving as such at March 31, 2000, and (iii) up to two additional individuals who had served as an executive officer of the Company during the 2000 fiscal year but who were not executive officers at March 31, 2000, except that persons referred to in clauses (ii) and (iii) above generally are not included in the table if they received total annual salary and bonus of $100,000 or less for the 2000 fiscal year end. The persons named in this table shall be collectively referred to as the "Named Executive Officers".

                                            Summary Compensation Table
                                     For the Fiscal Year Ended March 31, 2000

                                                                                              LONG-TERM COMPENSATION


                                                 ANNUAL COMPENSATION                       AWARDS                   PAYOUTS
-----------------------------------------------------------------------------------------------------------------------------------
           (a)                (b)           (c)           (d)           (e)           (f)          (g)          (h)          (i)
                                                                       Other       Restricted   Securities                All Other
                                                                       Annual        Stock     Under-lying     LTIP        Compen-
        Name and                                                       Compen       Award(s)     Options/     Payouts       sation
   Principal Position        Year        Salary($)      Bonus($)     sation ($)       ($)        SARs($)        ($)          ($)
-----------------------------------------------------------------------------------------------------------------------------------
Gary D. Morgan              3/31/00         60,000     -0-           -0-            --          -0-          -0-            -0-
Chairman and
Chief Executive Officer
James Cooney (1)            3/31/00         75,000     -0-        40,000(2)         --          -0-          -0-            -0-
Vice President and
General Counsel,
Globaltron

Herbert Margolis            3/31/00         75,000     -0-           -0-            --          -0-          -0-            -0-
Vice President of
Marketing, Globaltron
Gary P. Stukes              3/31/00        276,000     (3)           -0-            --          -0-          -0-            (4)
President
Chief Operating Officer
David Walsh                 3/31/00         75,000     -0-           -0-            --          -0-          -0-            -0-
Vice President of
Finance, Globaltron


(1) Mr. Cooney's ceased being the General Counsel of Globaltron on May 17, 2000 and he died in August 2000.

(2) Pursuant to a termination agreement dated May 17, 2000 an outstanding debt of $40,000 was forgiven.

(3) Bonus of 2% of the excess of the ending market cap over beginning market cap of $150,000,000, based on average closing price of Company's stock for last 20 trading days of year 2000. For years after 2000, the base for market cap is the first 20 days of the trading year and the last 20 trading days of calendar year 2000. Bonus continues through 12/31/2002. Through August 18, 2000, no bonus payments have been paid to Mr. Stukes.

(4) Mr. Stukes received incentive warrants for up to 500,000 shares of common stock of the Company, exercisable in amounts up to 166,666 shares per year based upon defined revenue and EBITDA performance goals. The purchase price for shares granted under this program is $1.00 per share.

Stock Option Grants in Last Fiscal Year

         During the fiscal year ended March 31, 2000, the following options were granted to the following Named Executive Officers, as well as certain other executive officers:


                                        OPTIONS/SAR GRANTS IN THE YEAR ENDED MARCH 31, 2000

                                                              Individual Grants
----------------------------------------------------------------------------------------------------------------------------------
              (a)                             (b)                         (c)                    (d)                 (e)
                                                                   Percent of Total
                                                                     Options/SARs
                                      Number of Securities            Granted to
                                      Underlying Options/            Employees in          Exercise or Base       Expiration
              Name                      SARs Granted ($)              Fiscal Year            Price ($SH)             Date
----------------------------------------------------------------------------------------------------------------------------------
Gary P. Stukes                    500,000 (1)                   100%                    $1.00/share             December 1, 2007


(1) The warrants were granted to Mr. Stukes pursuant to his employment agreement and are exercisable one-third on December 31, 2000; one-third on December 31, 2001; and one-third on December 31, 2002 based upon defined revenue and EBITDA performance goals.

               Other than the warrants granted to Mr. Stukes, the Company did not issue any other options. However, the Company has undertaken to adopt a stock incentive plan which is anticipated to authorize both non-qualified and incentive stock options. Upon the adoption of such stock incentive plan, the Company has agreed to issue options to acquire an aggregate of approximately 75,000 shares to certain designated employees of the Company. It is also anticipated that additional options will be issued from time to time under the plan.

               Option Exercises and Year End Values

               The following table provides information on options exercised in the fiscal year ended March 31, 2000 by the persons named in the "Summary Compensation Table" above, the number of unexercised options each of them held at March 31, 2000 and the value of the unexercised "in-the-money" options each of them held as of that date.

                                    Aggregated Option/SAR Exercises in Last Fiscal Year
                                               and FY-End Option/SAR Values

           (a)                     (b)                 (c)                     (d)                            (e)
                                                                      Number of Securities            Value of Unexercised
                                                                     Underlying Unexercised               In-the-money
                             Shares Acquired          Value           Options/SAR at FY-End          Options/SARs at FY-End
           Name              on Exercise (#)         Realized                  (#)                            ($)
                                                       ($)          Exercisable/Unexercisabl       Exercisable/Unexercisable
                                                                                   e
------------------------------------------------------------------------------------------------------------------------------
Gary P. Stukes             --                        --                 500,000                           (1)


(1) The warrants were granted to Mr. Stukes pursuant to his employment agreement and are exercisable one-third on December 31, 2000; one-third on December 31, 2001; and one-third on December 31, 2002 based upon defined revenue and EBITDA performance goals.

Compensation of Directors

         Directors currently receive no fees or remuneration for acting in their capacities as Directors of the Company.

Employment and Consulting Agreements

         Globaltron executed an employment agreement dated December 31, 1999 with Gary Stukes, the Company's President. The agreement terminates on December 31, 2002 and is automatically renewable for additional one-year terms unless either party gives the other notice of non-extension in writing at least ninety days prior to the end of the then current term. Pursuant to such employment agreement, Mr. Stukes is to receive an annual base salary of $276,000 for the portion of the year ending December 31, 2000. The annual base salary for each additional calendar year shall be increased by 7.5% over the base salary of the prior year. The agreement also provides that Mr. Stukes is entitled to receive all normal Company benefits, reimbursement for reasonable out-of-pocket expenses incurred in connection with Company business and use of a premium class automobile. Additionally, the agreement provides for a bonus based upon growth in the Company's public market capitalization ("market cap") equivalent to 2% of the excess of ending market cap (as defined in the employment agreement) over the beginning market cap (as defined in the employment agreement) for a 3-year period ending December 31, 2002. The agreement also provides that Mr. Stukes is entitled to receive incentive warrants for up to 500,000 shares of the Company's Common Stock, exercisable in increments over a 3-year period, for attainment of specified revenue and EBITDA goals. Pursuant to the employment agreement, Mr. Stukes is subject to confidentiality, nonsolicitation and noncompetition provisions. Specifically, during his employment and for one year thereafter,

Mr. Stukes may not (i) divulge any confidential information concerning the Company's business or trade secrets, (ii) solicit or divert from the Company the telecommunications services of any person or entity for which the Company provided telecommunications services at any time during the period of 12 months immediately preceding the time of such solicitation or diversion and with whom Mr. Stukes has significant contact, or solicit or induce any person employed by the Company to leave such employment, or (iii) operate the same line of business in which the Company is operating. In consideration for the foregoing covenant not to solicit and not to compete, Mr. Stukes shall be paid a consulting fee (based on his same rate of pay as set forth above) for one year following the termination of his employment. In the event of a change of control of the Company (as defined in the employment agreement) and the Company terminates Mr. Stukes' employment, the Company shall pay to Mr. Stukes his base salary then in effect for the remaining term of the agreement (together with such benefits as which Mr. Stukes would be entitled during that time), and Mr. Stukes would remain eligible to receive the market cap bonus attributable to calendar years up to and including the year of termination and to exercise the incentive warrants granted. For a complete description of Mr. Stukes' employment agreement, please see the actual employment agreement attached as an Exhibit to this Form 10-KSB.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

         The following table sets forth, as of August 18, 2000, the shares of Common Stock beneficially owned by each director of the Company, each executive officer of the Company named in the Summary Compensation Table, each person known to the Company to own more than 5% of the outstanding shares of Common Stock and all directors and executive officers as a group.

--------------------------------------------------------------------------------------------------------------------------------
   Name(1)                       Current Title                            Shares Beneficially Owned            Percent of Class
--------------------------------------------------------------------------------------------------------------------------------
   Gary D. Morgan (2)            Chief Executive Officer,
                                 Chairman of the Board of                          8,294,000                         45%
                                 Directors
--------------------------------------------------------------------------------------------------------------------------------
   Gary P. Stukes (3)            President
                                 Chief Operating Officer                             275,000                        1.5%
--------------------------------------------------------------------------------------------------------------------------------
   Herbert Margolis              Vice President of Marketing of
                                 Globaltron                                          650,000                        3.6%
--------------------------------------------------------------------------------------------------------------------------------
   Roman Fisher                  Director                                              --                            --
--------------------------------------------------------------------------------------------------------------------------------
   David Walsh                   Vice President of Finance of
                                 Globaltron                                          650,000                        3.6%
--------------------------------------------------------------------------------------------------------------------------------
   Alvaro Davila Pena,           President and Chief Operating
   M.D.                          Officer of Latin American                           100,000                          *
                                 Operations, Director
--------------------------------------------------------------------------------------------------------------------------------





------------------------------------------------------------------------------------------------------------------------------
All Executive Officers
and                                                                                      9,969,000                       54.9%
Directors (6 persons)
------------------------------------------------------------------------------------------------------------------------------

-------------
*Less than 1%.

(1) The address for each of Win-Gate's Directors, nominees for Directors, and Executive Officers is 45 Broadway, 17th Floor, New York, New York 10006.

(2) As an inducement for GNB Bank to enter into the GNB Loan Agreement, pursuant to a letter dated February 29, 2000 (the "February Letter Agreement") from Gary D. Morgan ("Morgan") to GNB Bank, Morgan agreed with GNB Bank that: (i) for a period of three years from the date of the February Letter Agreement, Morgan will not sell, exchange or otherwise transfer all or part of Morgan's stock in the Company; provided, however, that Morgan may transfer his shares in the Company in the event of a merger, consolidation or other sale of assets or other reorganization; (ii) after the three-year period referred in clause (i) above, if and to the extent Morgan transfers all or part of his stock in the Company, GNB Bank has tag-along rights on the stock sold or transferred on the same terms and conditions it is offered to Morgan; (iii) Morgan will vote his stock in the Company in favor of GNB Bank's designee(s) nominated to serve as one of the five directors on the Board of Directors of the Company; and (iv) Morgan will not vote his stock in the Company without GNB Bank's permission, in favor of certain corporate actions (as more particularly set forth in the February Letter Agreement). In the event that Morgan fails to vote his stock in accordance with clauses (iii) and/or (iv) of the foregoing paragraph, then, in addition to such other rights and remedies as may be available to GNB Bank, Morgan appoints GNB Bank as his proxy, which proxy is irrevocable, to vote Morgan's stock on all such matters as are within the contemplation of such clauses (iii) and/or (iv). In any such event, GNB Bank has full power of substitution with regard to such proxy.

(3) Includes incentive warrants to purchase up to 500,000 shares of Win-Gate Common Stock at $1.00 per share through December 31, 2007.


Item 12.  Certain Relationships and Related Transactions

         On January 21, 2000, the Company entered into and consummated a stock purchase agreement ("Stock Purchase Agreement") with all of the shareholders of Globaltron. Pursuant to the Stock Purchase Agreement, the Company acquired 100% of the issued and outstanding shares of Globaltron, an international communications company, in exchange for approximately 13.3 million shares of Common Stock. Prior to the transaction, Gary D. Morgan, the Company's current Chief Executive Officer and Chairman of the Board, owned approximately 55% of Globaltron's outstanding stock. Additionally, at the time of the transaction (i) James Cooney, then General Counsel of Globaltron, owned 4.3% of the outstanding shares of Globaltron, (ii) Herbert Margolis, Vice President of Marketing of Globaltron, owned 4.3% of the outstanding shares of Globaltron, (iii) David Walsh, Vice President of Finance of Globaltron, owned 4.3% of the outstanding shares of Globaltron, and (iv) Gary P. Stukes, the Company's President and Chief Operating Officer, owned 1.8% of the outstanding shares of Globaltron.

         Alvaro Davila Pena, Vice President and Chief Operating Officer of Latin American Operations is an attorney and partner in the law firm, Davila Davila Asociados LTDA in Bogota, Colombia. Mr.

Davila and his law firm perform certain legal services on behalf of the Company. The fees for such legal services are invoiced by Mr. Davila at his normal and customary rates. Mr. Davila is also reimbursed for all out-of-pocket expenses incurred in connection with the performance of such legal services. As of July 31, 2000, the total amount invoiced to Davila Davila Asociados LTDA was $169,270.

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------

(a) The financial statements listed under Item 7 above are filed as part of this Form 10-KSB.

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

         (iii) Subsequent to December 31, 1999, the Company filed on March 24, 2000, an amendment to the Current Report on Form 8-K filed January 31, 2000 with respect to the acquisition of all of the issued and outstanding shares of Globaltron Communications Corporation.

(c)      Exhibits

2 Stock Purchase Agreement between Win-Gate Equity Group, Inc. and the Shareholders of Globaltron Communications Corporation dated
         January 21, 2000.  (1)
3.1      Articles of Incorporation of Win-Gate Equity Group, Inc.  (2)
3.2      By-Laws of Win-Gate Equity Group, Inc.  (2)
4.1      Specimen Common Stock Certificate.  (2)
10.1     Forms of Subscription Documentation for Prospective Investors. (2)
10.2     Win-Gate Equity Group, Inc. 1996 Stock Option Plan.  (2)
10.3     Loan Agreement.  (2)
10.4 Loan Agreement dated February 29, 2000, by and among Win-Gate Equity Group, Inc. Globaltron Communications Corporation and GNB Bank Panama, S.A. (4)
10.5 Letter Agreement dated February 29, 2000, between Gary D. Morgan and GNB Bank Panama, S.A. (4)
10.6 Loan Agreement dated July 26, 2000 between Win-Gate Equity group, Inc. and Arthur E. Lipson, Trustee. (5)
10.7 Equipment Financing Proposal dated August 23, 1999 between Globaltron Communications Corporation and Lucent Technologies. (5)
10.8 Master Conditional Sale Agreement dated September 15, 1999 between Globaltron Communications Corporation and Lucent Technologies. (5)
10.9 Term Sheet dated June 23, 2000 between Globaltron Communications Corporation and Italtel SPA. (5)
10.10 Equipment Financing Agreement dated October 25, 1999 between Globaltron Communications Corporation and Cisco Systems Capital Corporation. (5)
10.11 Soft Cost Financing Agreement dated October 25, 1999 between Globaltron Communications Corporation and Cisco Systems Capital Corporation. (5)

10.12 Equipment Financing Agreement dated January 24, 2000 between Globaltron Communications Corporation and Cisco Systems Capital Corporation. (5)
10.13 Term Sheet dated July 13, 2000 between Globaltron Communications Corporation and Tropico Sistemas e Telecomunicacoes S.A. (5)
10.14 Term Sheet dated July 11, 2000 between Globaltron Communications Corporation and CPqD Technologies. (5)
10.15 Equipment Financing Agreement dated June 23, 2000 between Globaltron Communications Corporation and Gallant Capital & Finance, LLC. (5)
10.16 Term Sheet dated June 13, 2000 between Win-Gate Equity Group, Inc. and ECI Telecom Ltd. (5)
10.17 Executive Employment Agreement between Globaltron Communications Corporation and Gary Stukes. (5)
10.18 Purchase and Sale Agreement dated July 11, 2000 between Globaltron Communications Corporation, Tropico Sistemas e Telecomunicacoes S.A. and Singer Products Inc. (5)
10.19 License Agreement dated July 11, 2000 between Globaltron Communications Corporation, CpqD Technologies and Systems, Inc. and Singer Products Inc. (5)
10.20 Services Agreement dated July 11, 2000 between Globaltron Communications Corporation and Singer Products, Inc. (5)
10.21    [Startcomm Acquisition Agreement]
27.1     Financial Data Schedule. (5)
99 Financial Statements of Startcomm Corporation for the Year Ended December 31, 1997 and December 31, 1998 and for the Ten Months Ended October 31, 1999. (5)


(1) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 333-05188- A), as filed with the Securities and Exchange Commission on January 31, 2000.

(2) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333- 5188-A), as filed with and declared effective by the Commission on October 10, 1997.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 333- 5188-A), filed with the Commission on October 27, 1999.

(4) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 333-05188- A), as filed with the Securities and Exchange Commission on March 20, 2000.

(5)      Filed herewith.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIN-GATE EQUITY GROUP, INC.


By: /s/ Gary D. Morgan
    -----------------------------------------
    Chief Executive Officer


Date:  August 24, 2000

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gary D. Morgan                                Date: August 24, 2000
---------------------------------
Gary D. Morgan
Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)




/s/ David Walsh                                   Date: August 24, 2000
----------------------------------
David Walsh
(Principal Financial Officer)




/s/ Roman Fisher                                  Date: August 24, 2000
----------------------------------
Roman Fisher
Director




                                                  Date: ________________, 2000
----------------------------------
Alvaro Davila Pena
Director

                     FINANCIAL STATEMENTS AND
                  REPORT OF INDEPENDENT CERTIFIED

                        PUBLIC ACCOUNTANTS
                    WIN-GATE EQUITY GROUP, INC.
                         AND SUBSIDIARIES

                          March 31, 2000

                                 C O N T E N T S



                                                                  Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                 F-1


CONSOLIDATED FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEET                                     F-2

    CONSOLIDATED STATEMENT OF OPERATIONS                           F-3

    CONSOLIDATED STATEMENT OF STOCKHOLDERS'
      EQUITY (DEFICIT)                                             F-4

    CONSOLIDATED STATEMENT OF CASH FLOWS                           F-5

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     F-6 - F-18

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors
Win-Gate Equity Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Win-Gate Equity Group, Inc. and Subsidiaries as of March 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the consolidated financial position of Win-Gate Equity Group, Inc. and Subsidiaries as of March 31, 2000, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has experienced a net loss of $4,861,063 for the year ended March 31, 2000. Additionally, the Company's current liabilities exceeded its current assets by $2,978,411, the Company had a shareholders' deficit of $1,389,288 at March 31, 2000 and the Company used cash of $1,775,837 in its operations for the year ended March 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Miami, Florida
June 29, 2000

                  Win-Gate Equity Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                 March 31, 2000

                                     ASSETS

Current assets

    Cash                                                                                         $     4,055,992
    Accounts receivable, less allowance for doubtful
      accounts of $4,300                                                                                 120,250
    Prepaid expenses and other current assets                                                            118,855
                                                                                                 ---------------

               Total current assets                                                                    4,295,097

Property and equipment, net                                                                           10,065,869
Goodwill                                                                                               2,070,918
Deposits and other                                                                                       524,442
                                                                                                 ---------------

               Total assets                                                                      $    16,956,326
                                                                                                 ===============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

    Loan payable                                                                                 $       667,000
    Accounts payable                                                                                   3,641,057
    Capital lease obligations, current portion                                                         1,583,814
    Customer deposits                                                                                    767,406
    Accrued expenses and other current liabilities                                                       614,231
                                                                                                 ---------------

               Total current liabilities                                                               7,273,508

Long-term capital lease obligation, net of current portion                                             6,072,106

Convertible loan payable to bank                                                                       5,000,000

Stockholders' deficit

    Common stock, par value of $.001, 20,000,000 shares
      authorized; 18,150,702 shares issued and outstanding                                                18,150
    Additional paid-in capital                                                                         3,457,625
    Accumulated deficit                                                                               (4,865,063)
                                                                                                 ---------------

               Total stockholders' deficit                                                            (1,389,288)
                                                                                                 ---------------

               Total liabilities and stockholders' deficit                                       $    16,956,326
                                                                                                 ===============

The accompanying notes are an integral part of this statement.

                  Win-Gate Equity Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENT OF OPERATIONS

                        For the Year Ended March 31, 2000

Revenue                                                                                          $       949,514

Expenses

    Cost of sales                                                                                      1,015,405
    General and administrative                                                                         3,222,205
    Depreciation and amortization                                                                        464,108
    Stock related expense                                                                                540,189
    Goodwill amortization                                                                                266,811
                                                                                                 ---------------

               Operating loss                                                                         (4,559,204)

Other income (expense)
    Interest expense                                                                                     165,164
    Other expense                                                                                        136,695
                                                                                                 ---------------

               Loss before income taxes                                                               (4,861,063)

Income tax benefit                                                                                             -
                                                                                                 ---------------

               Net loss                                                                          $    (4,861,063)
                                                                                                 ===============

Net loss per common share - basic and fully diluted                                              $          (.44)
                                                                                                 ===============

The accompanying notes are an integral part of this statement.

                  Win-Gate Equity Group, Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                        For the Year Ended March 31, 2000

                                                                                                               Total
                                        Shares of                        Additional                        Stockholders'
                                         Common           Commo           Paid-in        Accumulated         Equity
                                         Stock            Stock           Capital          Deficit          (Deficit)
                                    -------------    -------------     -------------    -------------     -------------
Balance as of April 1, 1999                 1,950    $           2     $         748    $          -      $         750

Stock split-up effected in the
  form of a dividend
  (6,333.33 to 1)                      11,012,295           11,012            (7,012)         (4,000)                 -

Issuance of stock to consultants          781,000              781            31,619               -             32,400

Issuance of stock for September 6,
  1999 private placement                  500,399              500           935,500               -            936,000

Issuance costs                                  -                -           (77,838)              -            (77,838)

Issuance of stock to consultants            5,200                5             4,995               -              5,000

Issuance of stock to employees            227,333              227           373,073               -            373,300

Issuance of stock for
  December 5, 1999
  private placement                       528,982              529         1,948,471               -          1,949,000

Issuance costs                                 -                 -           (77,837)              -            (77,837)

Issuance of stock in return
  for note receivable                      66,700               67           332,933               -            333,000

Issuance of stock to consultants          840,000              840           150,160               -            151,000

Payment to Win-Gate

  shareholders                                  -                -          (153,000)              -           (153,000)

Merger with Win-Gate Equity
  Group, Inc., net of 713,157
  shares issued in consideration
  of earlier transactions               4,186,843            4,187            (4,187)              -                  -

Net loss                                        -                -                 -      (4,861,063)        (4,861,063)
                                    -------------    -------------     -------------    -------------     -------------

Balance, March 31, 2000                18,150,702    $      18,150     $   3,457,625    $ (4,865,063)     $  (1,389,288)
                                    =============    =============     =============    =============     =============


The accompanying notes are an integral part of this statement.

                  Win-Gate Equity Group, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                        For the Year Ended March 31, 2000

Cash flows from operating activities
     Net loss                                                                                    $    (4,861,063)
     Adjustments to reconcile net loss to net cash used
       in operating activities
         Professional services paid for in common stock                                                  188,400
         Compensation paid for in common stock                                                           373,300
         Depreciation and amortization                                                                   730,919
         Provision for bad debts                                                                         337,316
         Changes in assets and liabilities, net of effects
           from purchase of subsidiary
              Increase in accounts receivable                                                            (98,533)
              Increase in deposit and other                                                             (495,786)
              Increase in prepaid expenses and other current assets                                     (118,855)
              Increase in accounts payable                                                             1,579,801
              Decrease in customer deposits                                                              (25,567)
              Decrease in accrued expenses and other liabilities                                         614,231
                                                                                                 ---------------
                  Net cash used in operating activities                                               (1,775,837)
                                                                                                 ---------------

Cash flows from investing activities
     Acquisitions of property and equipment                                                           (1,311,606)
                                                                                                 ---------------
                  Net cash used in by investing activities                                            (1,311,606)
                                                                                                 ---------------

Cash flows from financing activities
     Borrowings under convertible loan payable to bank                                                 5,000,000
     Payments on capital lease obligations                                                              (432,890)
     Payment to Win-Gate shareholders                                                                   (153,000)
     Proceeds from the sale of common stock                                                            2,885,000
     Private placement costs incurred                                                                   (155,675)
                                                                                                 ---------------
                  Net cash provided by financing activities                                            7,143,435
                                                                                                 ---------------

Net increase in cash                                                                                   4,055,992

Cash at beginning of year                                                                                     -
                                                                                                 ---------------

Cash at end of year                                                                              $     4,055,992
                                                                                                 ===============


Supplemental disclosure of cash flow information: Cash paid during the year for:

         Taxes                                                                                   $            -
                                                                                                 ===============
         Interest                                                                                $       107,151
                                                                                                 ===============

Noncash investing and financing activity:

     In acquiring 64% of the outstanding shares of Startcomm Corp., the Company entered into a promissory note for $667,000.  In addition, Globaltron assumed all liabilities of Startcomm Corp. (approximately $3 million).

     The Company entered into capital leases for telecommunication equipment of approximately $8 million.


The accompanying notes are an integral part of this statement.

                  Win-Gate Equity Group, Inc. and Subsidiaries

                                 March 31, 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Description of Business

     Win-Gate Equity Group, Inc. (the "Company") is a Florida corporation, organized on May 17, 1996, to initially locate and effect business combinations with existing businesses. On January 21, 2000, the Company entered into and consummated a stock purchase agreement ("Stock Purchase Agreement") with all of the shareholders of Globaltron Communications Corporation, an international communications company. Pursuant to the Stock Purchase Agreement, the Company acquired 100% of the issued and outstanding shares of Globaltron. As a result, Globaltron became a wholly-owned subsidiary of the Company. Unless otherwise provided herein, references to the "Company" shall mean the Company and its subsidiaries.

     The Company is an FCC licensed 214 international telecommunications provider operating as a small to mid-cap competitive multinational carrier. They are a service provider of voice, data, video and Internet services. The Company has ATM/VOIP switching network operating in the United States and extending to eight countries and currently has offices in Miami, Florida, New Jersey and New York.

     Basis of Presentation

     The consolidated financial statements include the accounts of Win-Gate Equity Group, Inc. and its wholly-owned subsidiaries Globaltron Communications Corporation and First Riveria Holding Company and a 64% percent owned subsidiary, Startcomm Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2000, $4,001,238 was in a bank located in Panama.

                                                                     (continued)

                  Win-Gate Equity Group, Inc. and Subsidiaries

                                 March 31, 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Property, Plant and Equipment

     Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Leased property under capital leases is amortized over the lives of the respective leases or over the service lives of the assets for those leases which substantially transfer ownership. The straight-line method of depreciation is followed for substantially all assets for financial reporting purposes.

     Goodwill

     Goodwill is being amortized on a straight-line basis to earnings over five years to reflect the Company's current expectation of future benefit. Accumulated amortization was approximately $195,000 at March 31, 2000. Subsequent to acquisitions, the Company continually evaluates whether later events and circumstances have occurred which indicate that the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable.

     Income Taxes

     Deferred income taxes have been provided for elements of income and expense which are recognized for financial reporting purposes in periods different than such items are recognized for income tax purposes. The Company accounts for deferred taxes utilizing the liability method, which applies the enacted statutory rates in effect at the balance sheet date to differences between the book and tax basis of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws. A valuation allowance is provided against deferred income tax assets to the extent of the likelihood that the deferred tax asset may not be realized.

     Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                                                     (continued)

                  Win-Gate Equity Group, Inc. and Subsidiaries

                                 March 31, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Use of Estimates - Continued

     The Company's operations and ability to grow may be affected by numerous factors, including changes in customer requirements, new laws and governmental regulations and policies, technological advances, entry of new competitors and changes in the willingness of financial institutions and other lenders to finance acquisitions and operations. The Company cannot predict which, if any, of these or other factors might have a significant impact on the telecommunications industry in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Company's operations.

     Fair Value of Financial Instruments

     The Company estimates that the fair value of its financial instruments approximates the carrying value of its financial instruments at March 31, 2000.

     Loss Per Share

     Basic earnings per common share are based on the weighted average number of common shares outstanding. The total number of such weighted average shares was 11,101,941 for the year ended March 31, 2000. Diluted earnings per common share are based on the assumption that all dilutive potential common shares and dilutive stock options were converted at the beginning of the year. For the year ended march 31, 2000, Stock options and warrants were not included in common stock equivalents because their inclusion would be antidulitve.

     The following table illustrates the reconciliation of the income and weighted average number of shares of the basic and diluted earnings per share computations:

                                           Year Ended March 31, 2000
                           -----------------------------------------------------
                                                  Weighted
                                                   Average           Per Share
                                Net loss             Share            Amount

         Basic EPS         $    (4,861,063)       11,101,941       $     (.44)

         Diluted EPS       $    (4,861,063)       11,101,941       $     (.44)

     Revenue Recognition

     Revenue is recognized as the service is provided.

                                                                     (continued)

                  Win-Gate Equity Group, Inc. and Subsidiaries

                                 March 31, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Recently Issued Pronouncement

     In June 1998, the FASB issued Statement of Financial Accounting Standards
     (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was amended by FAS No. 138. FAS No. 133 establishes standards for accounting and reporting for derivative instruments, and conforms the requirements for treatment of different types of hedging activities. These statements are effective for all fiscal years beginning after June 15, 2000. Management does not expect these standards to have a significant impact on the Company's operations.

NOTE B - MERGER INTO WIN-GATE EQUITY GROUP, INC.

     Effective January 21, 2000, Win-Gate Equity Group, Inc. (a shell company), acquired all of the outstanding common stock of Globaltron Communications Company ("Globaltron"). For accounting purposes, the acquisition has been treated as a recapitalization of Globaltron with Globaltron as the acquirer (reverse acquisition). The merger was effected by Win-Gate Equity Group, Inc. issuing approximately 13.3 million common shares to the former Globaltron stockholders. In addition, Globaltron paid $153,000 to former Win-Gate stockholders and in return the former Win-Gate stockholders, at the request of Globaltron, would transfer their shares to certain individuals. At the date of the merger, Globaltron Communications Company had approximately 15.7 million common shares issued and outstanding. Globaltron Communications Company and Win-Gate Equity Group, Inc. executed the merger transaction as a tax free reorganization described in the Internal Revenue code of 1986, as amended. The Company did not recognize any gain or loss as a result of the merger.

NOTE C - OPERATIONAL MATTERS

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained a net loss of $4,861,063 for the year ended March 31, 2000. In addition, at March 31, 2000, the Company's current liabilities exceeded its current assets by $2,978,411 and the Company has used cash of $1,775,837 in its operations for the year ended March 31, 2000.

                                                                     (continued)

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     "In response to the matters described in the preceding paragraphs, management states that a significant portion of its losses to date and shreholders deficit is the result of normal expenses of a start-up entity in the industry in which the Company operates. Management believes that on the basis of funds being made available to it under existing equipment facility financing commitments, the realization of returns on investments to date in network buildout, the non recurrence of initial start up costs to the extent previously incurred and the Company securing additional long term debt financing and equity contributions in the short term of $15,000,000, that the Company will be able to operate its business in the normal course."

NOTE D - ACQUISITION

     On November 9, 1999, the Company acquired 64% of Startcomm Corporation, a Miami based telecommunications company. The purchase price was a $667,000 note payable. The acquisition has been accounted for in the accompanying consolidated balance sheet under the purchase method of accounting for business combinations. The purchase price was allocated based on the estimated fair value of acquired assets and liabilities at the date of acquisition. The operating results of the acquired company has been included in the consolidated statement of operations from the acquisition date. Startcomm's principal assets consist of telecommunications equipment. The $667,000 note payable is outstanding at March 31, 2000 and has an interest rate at approximately 7.6875% per annum payable quarterly and is due on May 1, 2000. The note has been extended to December 31, 2001. In consideration for the extension of the loan, the Company has issued an additional 6,000 shares of common stock to the former owners. The note is personally guaranteed by the President of the Company. The Company recorded goodwill in the amount of approximately $2,300,000 as a result of this transaction.

                                                                     (continued)

     The following unaudited pro forma condensed combined financial information of Globaltron Communications Corporation and Startcomm Corporation demonstrates the results of operations had the merger and acquisitions related transactions been completed at the beginning of the period presented.


                                                                                    (Unaudited)
                                                                                  ---------------

                  Revenue                                                         $     1,314,830
                                                                                  ===============

                  Net loss                                                        $    (6,407,320)
                                                                                  ===============

                  Loss per common share:
                      Basic and diluted                                           $          (.58)
                                                                                  ===============

NOTE E - FIXED ASSETS

     Property and equipment consisted of the following at March 31, 2000:

                                                                                     Estimated
                                                                                        Useful
                                                                                   Life - Years
                                                                                 ----------------
                  Office equipment and
                    furniture and fixtures                  $       104,280            4 - 7
                  Leasehold improvements                            457,412        Primary term
                                                                                     of lease
                  Site preparation, telecommunication
                    and satellite equipment                      10,396,019            5 - 7
                                                            ---------------
                                                                 10,957,711

                  Less accumulated depreciation                    (891,842)
                                                            ---------------

                                                            $    10,065,869

                  Win-Gate Equity Group, Inc. and Subsidiaries

                                 March 31, 2000


NOTE F - ACCOUNTS PAYABLE

     Included in accounts payable is a liability for the purchase of telecommunications equipment of $1,172,038. First payment is due sixty days after issuance of certificate of completion by supplier. On May 25, 1999, the Company received the certificate.

NOTE G - CUSTOMER DEPOSITS

     One of the customer deposits in the amount of $637,948 is an advance payment for termination services to be used against future billings. As the Company bills the customer, the deposit will be reduced and revenue recognized.

     Customer deposits in the amount of $129,458 are guarantee deposits for certain termination service agreements. In the event the customers default on their obligations, the deposits will be used to cover these obligations.

NOTE H - CONVERTIBLE LOAN PAYABLE TO BANK

     In February 2000, the Company and a financial institution based in Panama entered into a convertible loan agreement for $5 million. The interest rate is equal to the Citibank base rate plus 1% (9.75% as of March 31, 2000) and is paid quarterly. The loan matures on May 29, 2001. The loan is convertible to common stock at the request of the lender at 2.68%, of the total issued and outstanding stock on the conversion date. The loan is also convertible if the Company consummates a Qualifying Private Placement, as defined. If prior to the maturity date the Company consummates such an offering, the lender will receive 2.68% of the total issued and outstanding common stock immediately after the consummation of the qualifying private placement on a fully dilutive basis. Upon issuance of the common stock shares, the loan will be cancelled, subject to the payment of accrued interest. The total amount of the loan is outstanding as of March 31, 2000. The loan is guaranteed by the Company. The loan contains certain covenants, which impose certain restrictions on the Company. These include restrictions on dividends, the conduct of certain activities, certain investments, the creation of additional liens or indebtedness, the disposition of assets and fundamental charges.

                  Win-Gate Equity Group, Inc. and Subsidiaries

                                 March 31, 2000

NOTE I - INCOME TAXES

     The Company has no current income tax expense as a result of a tax net operating loss for the year ending March 31, 2000.

     The Company has not recorded a deferred tax expense because of a valuation allowance which completely provides for the deferred tax assets.

     The following table summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows:


                  Statutory federal rate 34.0 % Increase (decrease) in tax resulting from:

                      Nondeductible items                                                     2.1 %
                      State taxes, net of federal tax benefit                                 3.0 %
                      Valuation allowance                                                   (39.1)%
                                                                                    -------------

                           Effective tax rate                                                   - %
                                                                                    =============

     Deferred tax assets are comprised of the following at March 31, 2000.

                  Stock compensation                                              $       203,000
                  Net operating loss                                                    2,876,000
                                                                                  ---------------

                      Deferred tax assets                                               3,079,000

                  Less valuation allowance                                             (3,079,000)
                                                                                  ---------------

                                                                                  $             -
                                                                                  ===============

     At March 31, 2000, Globaltron had net operating loss carryforwards for federal tax purposes of approximately $3,600,000, expiring in 2020. Startcomm Corp. has net operating loss carryforwards of approximately $4,400,000 expiring beginning in 2012. This net operating loss relates to the separate return limitation year ("SRLY") provisions which apply to the net operating loss of a subsidiary. The utilization of the Startcomm net operating loss will be limited to $95,000 per year for seventeen years. This is a result of the ownership change rules in the Internal Revenue Code.

                  Win-Gate Equity Group, Inc. and Subsidiaries

                                 March 31, 2000


NOTE J - LEASE COMMITMENTS

     The Company leases certain equipment under agreements which are classified as capital leases. The leases are for equipment that is used in the operations of the Company. Assets under capital leases are included in the consolidated balance sheet as follows:


                  Telecommunication equipment                $     8,043,729

                  Accumulated amortization                          (287,276)
                                                             ---------------

                                                             $     7,756,453
                                                             ===============

     Future minimum payments, by year and in the aggregate, under the aforementioned leases and other noncancellable operating leases for office space with initial or remaining terms in excess of one year as of March 31, 2000, are as follows:

                         Year                                       Capital           Operating
                        Ending                                      Leases              Leases
                      ---------                               ---------------     ---------------
                         2001                                 $     1,795,480     $       564,068
                         2002                                       1,464,000             586,827
                         2003                                       3,086,926             605,896
                         2004                                       2,233,080             551,969
                         2005                                       1,116,739             531,735
                      Thereafter                                           -            2,561,964
                                                              ---------------     ---------------

                   Total minimum lease payments                     9,696,225           5,402,459

                   Less amount representing interest               (2,040,305)

                   Present value of net minimum
                     lease payments                                 7,655,920

                   Less current portion                            (1,583,814)
                                                              ---------------

                                                              $     6,072,106

     Rent expense was 254,448 for the year ended March 31, 2000.

                  Win-Gate Equity Group, Inc. and Subsidiaries

                                 March 31, 2000


NOTE K - COMMITMENTS AND CONTINGENCIES

     The Company has an agreement with a supplier of telecommunications services ("Vendor"), which began November 1999 and continues monthly unless terminated by one of the parties. Under the agreement, the Vendor provides satellite service for the Company telecommunication service. The Company is required to pay the Vendor for service totaling $3,000,492 for a period of 36 months.

     In December 1999, the Company and the Company's President and Chief Operating Officer entered into a three-year employment agreement providing a base salary of $276,000 and a bonus based on the Company's public market capitalization. The base salary shall be increased by 7.5% each year. In addition, he was granted incentive warrants to purchase up to 500,000 shares of Common Stock at $1.00 each which shall be exercisable in amounts up to 166,666 shares per year based upon the degree of achievement by the Company of revenue and EBITDA goals for calendar years 2000, 2001, 2002.

     The Company has employment agreements with four employees. These agreements indicate the Company will issue a total of 26,000 options to these employees when the Company adopts and the stockholders approve a stock incentive plan. The Company plans to adopt and recommend to the stockholders that they approve a stock incentive plan no later than the second quarter of fiscal year 2001.

NOTE L - EQUITY TRANSACTIONS

     Stock Issued for Services

     During the year ended March 31, 2000, the Company issued 227,733 shares of stock to employees. As a result of these stock issuances, the Company recorded $373,300 in compensation expense and $373,073 additional paid-in capital.

     During the year ended March 31, 2000, the Company issued 1,626,200 shares of stock to consultants who performed services for the Company. As a result of these stock issuances, the Company recorded $188,400 in expense and $186,774 additional paid-in capital.

                                                                     (continued)

                  Win-Gate Equity Group, Inc. and Subsidiaries

                                 March 31, 2000


NOTE L - EQUITY TRANSACTIONS - Continued

     Stock Dividend

     On June 26, 1999, the Company declared a 6,333.33 to 1 stock dividend to shareholders of record as of that date. On December 1, 1999, the Company issued 7,928,738 shares of common stock in conjunction with this dividend. As this is considered a stock split-up effected in the form of a dividend, accumulated deficit will only be capitalized to meet legal requirements. Accordingly, amounts equal to the par of the additional shares issued have been charged to accumulated deficit and additional paid-in capital and credited to common stock. Loss per common share, weighted average shares outstanding, and all stock option activity have been restated to reflect the 6,333.33 to 1 stock dividend.

     Stock Split

     On December 1, 1999, the Company's Board of Directors approved a 2.6 to 1 common stock split to be distributed in the form of a stock dividend. As a result of this action, approximately 8 million shares were issued to shareholders of record on that date. Par value remains at $.001 per share as a result of transferring approximately $8,000 to common stock from additional capital, representing the aggregate par value of the shares issued under the stock split. All references throughout these financial statements to number of shares, per share amounts, stock option data and market prices of the Company's common stock have been restated.

     Stock Options

     In November, the Company issued 50,000 options to one employee. The exercise price was equal to the market price at the date of grant. The options vest 50% at the end of one year and 50% at the end of the second year.

NOTE M - RELATED PARTY TRANSACTIONS

     During 1999, the Company entered into a joint venture agreement with an individual who owns shares of the Company. The joint venture is to provide telephone termination services to Brazil. Both parties agreed to share equally the cost of certain start up items and share profits and losses on a 75/25 percent basis (with 75% going to the Company). As of March 31, 2000, the joint venture was in the build out stage and had not begun operations. As of March 31, 2000, the shareholder owed the Company an immaterial amount.

                                                                     (continued)

                  Win-Gate Equity Group, Inc. and Subsidiaries

                                 March 31, 2000


NOTE M - RELATED PARTY TRANSACTIONS - Continued

     During 1999, the Company issued 66,700 shares of stock to a former owner of Startcomm Corporation in return for a note receivable payable by the minority owner of Startcomm Corporation.

     A director performed certain legal services for the Company. These services totaled approximately $170,000 for the year ended March 31, 2000.

NOTE N - CONCENTRATION

     The Company principally provides services and has telecommunication's equipment located throughout Latin America. No one customer accounts for more than 10% of sales. The Company provides trade credit to its customers in the normal course of business. The operation of the telecommunication equipment is susceptible to changes in Latin American economies and political climate.

NOTE O - SUBSEQUENT EVENTS

     Interloop

     On April 11, 2000, the Company signed an agreement to acquire 75% of Interloop Americas, Inc. ("Interloop"), a start-up telecommunications operator based in Bogota, Columbia. The Company acquired these shares in Interloop in exchange for one million shares of the Company's common stock and a promissory note for $7,000,000. The principal amount of the note is due on October 31, 2001, with an interest rate of 12%. This transaction has not closed.

     Ve-Mail

     On April 20, 2000, the Company entered into agreement with Ve-Mail Limited, a developer of a unified messaging/virtual assistants operating system, to purchase Intellectual property (software) and 10% of Ve-Mail Limited's capital stock. The Company agreed to pay $750,000 for the software and $1,850,000 for 108 shares of capital stock. As of March 31, 2000, the Company paid $100,000 which is recorded as a deposit.

                                                                     (continued)

                  Win-Gate Equity Group, Inc. and Subsidiaries

                                 March 31, 2000


NOTE O - SUBSEQUENT EVENTS - Continued

     Atlas Communications

     In May 2000, the Company signed a letter of intent to purchase 100% of Atlas Communications Ltd., a telecommunications carrier that provides its wholesale and retail customers with integrated international and domestic long distance service. The Company intends to acquire its equity interest in Atlas Communications Ltd. in exchange for common stock and debt.

     Peru

     In March 2000, the Company began to negotiate the dissolution of a contract with a third party. This contract would have provided the licensing and the sites for the Company to establish operations in Peru. The settlement of the contract was finalized in May 2000 and required a payment of $263,000 by the Company for equipment and network services. These network services as well as additional expenses related to the dissolution of this contract of approximately $380,000 are included in general and administrative expense.

     Equipment Financing

     In July 2000, the Company entered into a financing agreement whereby they will receive up to $20 million for the cost of leased equipment. The term of each individual lease will be five years, having a $1 buy-out purchase option. The individual leases may be funded no sooner than June 30, 2000, and no later than September 30, 2000.

     Loan

     In July 2000, the Company entered in a convertible loan agreement with a third party for $900,000. The interest rate is 12% and is paid quarterly. The loan matures in October 2000. Prior to the maturity date, the loan is convertible to common stock after the Company has done a Qualifying Private Placement, as defined.