Form 10QSB
period 2000-06-30
WIN GATE EQUITY GROUP INC
filed 2000-08-25
CIK 1017837

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number                      0-23199
                                    ----------------------

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


--------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No  X
   ------    ------

At June 30, 2000 there were ____________ shares of the issuer's Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes        No   X
   ------    -------


                           WIN-GATE EQUITY GROUP, INC.

                                      INDEX


                                                                                            PAGE NUMBER
                                                                                            -----------
PART I -  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Balance Sheet

                  Statement of Income for the
                  three months ended _________ to ____________

                  Statement of Changes in Stockholders' Equity for the period from ___________ to ____________

                  Statements of Cash Flow for the
                  three months ended ________________

                  Notes to Financial Statements

Item 2.           Management's Plan of Operation


PART II -  OTHER INFORMATION

Item 1.           Legal Proceedings

Item 2.           Changes in Securities and Use of Proceeds

Item 3.           Defaults Upon Senior Securities

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT 27.1


                         PART 1 - FINANCIAL INFORMATION


Item 1.           Financial Statements.

Win-Gate Equity Corporation
Consolidated Balance Sheet for Period Ending June 30, 2000
Unaudited Draft

                                                        Jun 30, '00
                                                     ----------------
    ASSETS
        Current Assets
            Total Checking/Savings                           438,764
                                                     ----------------
            Accounts Receivable
                Accounts Receivable                          339,894
                Accounts Receivable - Other                    3,750
                                                     ----------------
            Total Accounts Receivable                        343,644

            Other Current Assets
                Deposits to Vendors                          601,242
                Prepaids                                     143,855
                                                     ----------------
            Total Other Current Assets                       745,097

        Total Current Assets                               1,088,741
                                                     ----------------

        Total Fixed Assets                                10,875,833
                                                     ----------------

        Other Assets
            Total Goodwill                                 1,976,465
                                                     ----------------

                                                     ----------------
    TOTAL ASSETS                                          14,379,803
                                                     ================

    LIABILITIES & EQUITY
        Liabilities
            Current Liabilities
                Total Accounts Payable                     4,146,196
                Other Current Liabilities                    596,931
                    Notes Payable - Short Term               667,000
                    Vendor Financing - S/T                 1,583,814
                    Customer Deposits                        767,406
                                                     ----------------
            Total Current Liabilities                      7,761,347

            Long Term Liabilities
                GNB Convertible Debt                       5,000,000
                Vendor Financing - L/T                     6,072,106
                                                     ----------------
            Total Long Term Liabilities                   11,072,106

                                                     ----------------
        Total Liabilities                                 18,833,453
                                                     ================

        Equity
            Capital Stock                                     18,150
                Additional Paid-In Capital                 3,436,422
                                                     ----------------
            Total Capital Stock                            3,454,572

            Retained Earnings                             (4,865,063)
            Net Income                                    (3,043,159)
                                                     ----------------
        Total Equity                                      (4,453,650)

                                                     ----------------
    TOTAL LIABILITIES & EQUITY                            14,379,803
                                                     ================

Win-Gate Equity Corporation
Income Statement - First Quarter, 2001
April 1, 2000 --  June 30, 2000
Unaudited Draft

                                                              Apr - Jun '00
                                                      ---------------------
      Ordinary Income/Expense
              Income
                  Sales Revenue
                      Arbitrage Sales                              165,802
                      Carrier Sales                                302,119
                      Sales Revenue - Other                         (1,554)
                                                      ---------------------
                  Total Sales Revenue                              466,367
                  Satellite Segment Revenue                         34,200
                                                      ---------------------
              Total Income                                         500,567
              Cost of Goods Sold
                  Arbitrage Fees                                   105,761
                  Network Services                                 481,450
                  Satellite Transmission                           478,701
                  Service Commissions                               35,506
                                                      ---------------------
              Total COGS                                         1,101,418
                                                      ---------------------
          Gross Profit                                            (600,850)
              Expense
                  Automobile Expense                                 5,282
                  Bank Service Charges                               2,269
                  Depreciation Expense                                   0
                      Goodwill Amortization                         94,453
                      Depreciation Expense - Other                 489,003
                                                      ---------------------
                  Total Depreciation Expense                       583,456
                  Employee Benefits
                      Medical Insurance                             16,323
                                                      ---------------------
                  Total Employee Benefits                           16,323
                  Equipment Rental                                   1,307
                  Insurance
                      Disability Insurance                           2,186
                      Other Liability Insurance                     13,557
                      Property & Casualty                           15,418
                      Workman's Compensation                         2,015
                      Insurance - Other                              4,000
                                                      ---------------------
                  Total Insurance                                   37,176
                  Interest Expense
                      Finance Charge                                 1,617
                      Loan Interest                                174,035
                                                      ---------------------
                  Total Interest Expense                           175,653

                  Licenses and Permits                                 890
                  Mail - Overnight                                   5,758
                  Miscellaneous                                     (1,376)
                  Network Equipment                                  7,311
                  Network Operations - Unclassifi                   20,355
                  Office Expense                                     6,391
                  Office Supplies                                    3,666
                  Postage and Delivery                               2,846
                  Printing and Reproduction                            833
                  Professional Fees
                      Accounting                                   134,511
                      Consulting                                    93,411
                      Investment                                    80,258
                      Legal Fees                                   309,136
                      Payroll Service Bureau                           748
                      Public Relations                              72,800
                      Recruiting                                    (3,000)
                      Sales & Marketing                             62,551
                                                      ---------------------
                  Total Professional Fees                          750,415

                  Rent - foreign sites                              32,159
                  Rent - USA
                      Bldg. Lease                                  132,756
                      Co-Location Rack Space                        28,500
                      Parking                                        4,256
                                                      ---------------------
                  Total Rent - USA                                 165,512
                  Repairs
                      Building Repairs                               1,196
                      Computer Repairs                               1,319
                      Equipment Repairs                                 95
                      Switch Tools & Misc                              270
                                                      ---------------------
                  Total Repairs                                      2,880
                  Salaries & Wages
                      Accrued Salaries & Wages                     (43,086)
                      Contract Labor                                 3,945
                      FLA P/R Tax                                    1,981
                      Marketing & Sales                            113,923
                      Network Tech                                  99,457
                      NJ P/R Tax Expense                               450
                      NY P/R Tax Expense                               896
                      Officers & Executives                        114,619
                      Operations                                    63,419
                      Payroll Tax Expense                           34,570
                                                      ---------------------
                  Total Salaries & Wages                           390,174

                  Tax -- Personal Property                          60,436
                  Telephone                                         30,114
                  Telephone - Cell                                  22,232
                  Travel & Ent
                      Airfare                                       35,026
                      Entertainment                                  4,694
                      Ground Travel                                 13,698
                      Lodging                                       13,740
                      Meals                                          7,429
                      Meals - Local                                  6,957
                      Phones                                           987
                      Travel                                        46,123
                      Travel & Ent - Other                          10,883
                                                      ---------------------
                  Total Travel & Ent                               139,537

                  Utilities
                      Gas and Electric                                 551
                      Water                                             39
                      Utilities - Other                                500
                                                      ---------------------
                  Total Utilities                                    1,090
                                                      ---------------------

              Total Expense                                      2,462,687
                                                      ---------------------
      Net Ordinary Income                                       (3,063,538)

      Other Income/Expense
          Other Income
              Interest Income                                       20,379
                                                      ---------------------
          Total Other Income                                        20,379
                                                      ---------------------

      Net Other Income                                              20,379
                                                      ---------------------

Net Income                                                      (3,043,159)
                                                      =====================

Item 2.           Management's Plan of Operation.

         The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Financial Statements included elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.

Certain statements in this Form 10-QSB are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. This report contains forward-looking statements that address, among other things, our financing plans, regulatory environments in which we operate or plan to operate, trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations and acquisition opportunities. These statements may be found under"Management's Plan of Operation," as well as in this Form 10-QSB generally. Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include (the "Cautionary Statements"), without limitation: the Company's ability to raise capital; the Company's ability to execute its business strategy in a very competitive environment; the Company's degree of financial leverage; risks associated with acquisitions and the integration thereof; risks associated with rapidly developing technology and providing services over the Internet; regulatory considerations and risks related to international economies; risks related to market acceptance of and demand for the Company's products and services; continued relations with and pricing dependence on third party suppliers; the impact of competitive services and pricing; and other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligations to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

         o Enter Select Deregulating Latin American Markets. The Company is focused on newly liberalized Latin American markets in which it can secure favorable, market- operating agreements and licenses that allow the Company to establish a local market presence through the acquisition of LMDS/WLL spectrum and broadband wireless access. In certain markets on the verge of local market deregulation the Company has pursued strategic relationships with licensed foreign carriers to establish market position and a competitive cost advantage. At the time of market liberalization the Company believes it will be better positioned to leverage its established strategic relationships to secure opportunities for local market entry.

         o Aggressively Build Market Share in Target Markets. The Company plans to aggressively build market share in its target markets. In Colombia, this strategy will be fostered by the Company's unique "first mover" positioning for the provision of fixed wireless services. The Company intends to focus on the underserved small and medium sized businesses and high usage residential customers and offer higher- quality services at competitive prices. The Company intends to work to build brand recognition in the Andean Region through a broad-based mass marketing and advertising campaign. The Company anticipates to achieve additional market positioning due to customer dissatisfaction with the incumbent communications providers. The Company believes that its fixed wireless infrastructure will provide higher quality service offerings not available over the incumbent's wireline networks.

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

         o Foreign Market Traffic Origination. As the Company develops and expands its relationships with foreign carriers, PTTs and other foreign market providers, the Company's Carrier focus will shift increasingly to originate international carrier data, voice and virtual services traffic in foreign markets. Foreign market origination in deregulating markets offers significantly higher margins and leads to additional opportunities for foreign market retail origination. The Company's strategy is to migrate the ration of direct arbitrage routes of foreign market and sales operations from a current 5/95% to a targeted 80/20% as the network plan is executed.

         o Capitalize on Experienced Management. The Company's management team is made up of individuals with significant industry experience. Gary Morgan, the Company's founder, Chairman of the Board and Chief Executive Officer, has twenty- two years of industry experience in both domestic and international communications. Gary Stukes, the Company's President and Chief Operating Officer, has over twenty years of industry experience including twelve years with AT&T and a previous position as Vice President of Carrier Sales at Totaltel.

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

Results of Operations

         The discussion below relates to results of operations for the three months ended June 30, 2000. The Company does not believe that it is meaningful to compare changes from the corresponding period in the preceding year due to the significant change in the Company's operations subsequent to the Globaltron acquisition and the nominal operations of Globaltron in such prior fiscal period.

         Revenues for the Company for the period ended June 30, 2000 totaled $_____. [EXPLAIN COMPONENTS]

         The Company has contracted with providers of telecommunications transport services and facilities to process call traffic over its national and international network. Such expenses, which are predominantly fixed recurring monthly costs, constitute ____% of the Costs of Good Sold for the period ended June 30, 2000. These costs, as a percentage of Costs of Goods Sold, are expected to decrease as the Company's network reaches its expected traffic capacity levels. The Company's build-out of its international network is continuing. Due to the number of international sites under construction and testing required during the period, the company incurred negative gross margins.

         Selling, general and administrative expenses ("SGA") for the period ended June 30, 2000 reflect the developmental stage of the Company during its first year of operations. Approximately $____________ (____% of total SGA), relating to professional fees, was expensed during the period. Travel related expenses of $____________ (or ___% of total SGA), relate to organizational and financing activities as well as the deployment of foreign sites.

         The Company recorded $__________ of expenses during the period ended June 30, 2000, relating to the issuance by the Company of stock to certain individuals for professional services and employment inducements. These transactions allowed the Company to secure certain services requisite to formation of the Company for non-cash consideration. Management regards these expenses as one-time start-up expenses. Depreciation and amortization expense for the period ended June 30, 2000 totaled $_________. Interest expense for the period totaled $__________.

         The Company recorded a net loss for the period ended June 30, 2000 of $2,958,303.

Liquidity and Capital Resources

         As of July 31, 2000, the Company was operating 9 networks. The costs associated with the initial construction and operation of a network may very, primarily due to market variations in geographic and demographic characteristics, and the types of construction technologies, which can be used to deploy the network. As the Company develops, introduces and expands its high-speed data/Internet and voice services in each of its markets, additional capital expenditures and net operating costs will be incurred. The amount of these costs will vary, based on the number of customers served and the actual services provided to the customers.

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

Dated: August 24, 2000


                                    WIN-GATE EQUITY GROUP, INC.


                                    By:    /s/ Gary D. Morgan
                                           -------------------------------------
                                           Gary D. Morgan, Chief Executive
                                           Officer


                                    By:    /s/ David Walsh
                                           ------------------------------------
                                           David Walsh, Principal Financial
                                           Officer