Form 10KSB40/A
period 2000-03-31
WIN GATE EQUITY GROUP INC
filed 2000-08-28
CIK 1017837

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------
                               Amendment No. 1 to
                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

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

 Common Stock, $.001 par value: 18,136,702

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format:   Yes__       No   X
                                                                ---

                                                 TABLE OF CONTENTS

                                                                                                               Page

                                                      Part I

Item 1.           Description of Business.......................................................................1

Item 2.           Properties....................................................................................11

Item 3.           Legal Proceedings.............................................................................11

Item 4.           Submission of Matters to a Vote of Security Holders...........................................11

                                                      Part II

Item 5.           Market for Common Equity and Related

                  Stockholder Matters...........................................................................12

Item 6.           Management's Plan of Operation................................................................12

Item 7.           Financial Statements..........................................................................19

Item 8.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure..........................................................................20

                                                     Part III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.............................................20

Item 10.          Executive Compensation........................................................................23

Item 11.          Security Ownership of Certain Beneficial Owners and Management................................27

Item 12.          Certain Relationships and Related Transactions................................................28

Item 13.          Exhibits and Reports of Form 8-K..............................................................29

                  Signatures....................................................................................31


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

         The Company's principal executive office is located at 45 Broadway, 17th Floor, New York, New York 10006 and its telephone number is (212) 509-0982.

Business

         The Company is a development stage multinational facilities-based provider of integrated communications services in emerging markets to U.S. based local and long distance communications operators. On behalf of such U.S. based operators, we transport voice, data and broadband services to our foreign networks. We currently have eight networks, including the U.S. network. In addition, we have operating agreements that enable us to deliver similar services in many other countries throughout the world using the networks of others. The Company's strategy is to build competitive local exchange carrier
(CLEC) operations in select newly liberalized Latin American markets that are characterized by high growth potential, a lack of telecommunications infrastructure and significant existing unmet demand. The Company's current and planned services include voice telephony, Internet access and international and domestic long distance services. To date, the Company has primarily been engaged in network engineering, product development, vendor selection, initiating market entry by means of securing strategic agreements for the development of its international carrier business. Currently, the Company is constructing an international carrier grade convergent Internet Protocol (IP) network to deliver reliable, low cost connectivity to customers in its target markets. The Company has invested in certain infrastructure for net-to-phone, unified messaging and interactive e-commerce service, which it expects to market within the next twelve months. The Company has an Asynchronous Transfer Mode/Voice Over Internet Protocol (ATM/VOIP) switching network operating in the United States and extending to eight countries, and currently has offices in Miami, Florida, New Jersey and New York City.

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

Services

VOICE SERVICES

SWITCHED VOICE SERVICES.

         As of July 31, 2000, the Company had installed 12 voice switches to provide facilities-based international exchange service in 7 markets in the Carribean and Latin America.

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

Industry Overview

         The international long distance industry, which principally consists of the transmission of voice and data between countries, is undergoing a period of fundamental change that has resulted, and is expected to continue to result, in significant growth in usage of international telecommunications services. According to industry sources, in 1996, the international long distance telecommunications industry accounted for approximately $61.3 billion in revenues and 70.0 billion minutes of use, an increase from approximately $23.9 billion in revenues and 19.1 billion minutes of use in 1997. Industry sources have estimated that by 2000 this market may approach $85.7 billion in revenues and 122.4 billion minutes of use, representing compound annual growth rates from 1996 of 8.7% and 15.0%, respectively.

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

         Deregulation has encouraged competition, which in turn has prompted carriers to offer a wider selection of products and services at lower prices. The Company believes that the lower price environment resulting from increased competition has been more than offset by cost decreases and increases in telecommunications usage. For example, based on FCC data for the period 1989 through 1995, per-minute settlement payments by U.S.-based carriers to foreign Post Telephone and Telegraph Administrators ("PTTs") fell 31.4%, from $0.70 per minute to $0.48 per minute. Over this same period, however, per-minute international billed revenues fell only 13.7%, from $1.02 in 1989 to $0.88 in 1995. The Company believes that as settlement rates and capacity costs continue to decline, international long distance will continue to provide opportunities to generate relatively high revenues and per-minute gross profits.

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

         Operating Agreements

         Operating agreements provide for the termination of traffic in, and return traffic from, the international long distance providers that have rights in facilities in different countries at a negotiated "accounting rate." Under a traditional operating agreement, the international long distance provider that originates more traffic compensates the other long distance provider by paying an amount determined by multiplying the net traffic imbalance by the latter's share of the accounting rate. Under a typical operating agreement, each carrier has a right in its portion of the transmission facilities between two countries. A carrier gains ownership rights in a fiber optic cable by purchasing direct ownership in a particular cable (usually prior to the time that the cable is placed in service), by acquiring an Indefeasible Right of Use (IRU) in a previously installed cable, or by leasing or obtaining capacity from another long distance provider that either has direct ownership or IRU rights in the cable. In situations where a long distance provider has sufficiently high traffic volume, routing calls across leased or IRU cable capacity is generally more cost-effective on a per-call basis than the use of resale arrangements with other long distance providers. However, leased capacity and acquisition of IRU rights require a substantial initial capital investment based on the amount of capacity acquired.

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

         Under ISR, a long distance provider completely bypasses the Accounting Rate system by connecting an international leased private line (i) to the Public Switch Telephone Network ("PSTN") of two countries or (ii) directly to the premises of a customer or partner in one country and the PSTN in the other country. While ISR currently is only sanctioned by applicable regulatory authorities on a limited number of routes, it is increasing in use and is expected to expand significantly as deregulation of the international telecommunications market continues. In addition, deregulation has made it possible for U.S.-based long distance providers to establish their own switching facilities in certain foreign countries, enabling them to terminate traffic directly.

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

         In a deregulated country such as the U.S., carriers can establish switching facilities, own or lease fiber optic cable, enter into operating agreements with foreign carriers and, accordingly, provide direct access service. In markets that have not deregulated or are slow in implementing deregulation, international long distance carriers have used advances in technology to develop innovative alternative access methods, such as call reorigination. In other countries, such as Japan and most EU member states, where deregulation has commenced but has not been completed, carriers are permitted to offer facilities-based data and facsimile services, as well as limited voice services including those to Closed User Groups ("CUGs"), but are not yet permitted to offer full voice telephony. As countries deregulate, the demand for alternative access methods typically decreases because carriers are permitted to offer a wider range of facilities-based services on a transparent basis.

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

         The fundamental appeal of prepaid cards to consumers is international long distance savings and ease in budgeting their long distance spending. The appeal of calling cards to Common Messaging Calls Standards ("CMCs") is an efficient means of originating international long distance traffic and forward integrating into direct relationships with end users. Prepaid calling cards are an effective way for providers to deliver 10-50% savings versus the rates of larger carriers on targeted routes.

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

                                            High                       Low
                                           ------                      ---
First Calendar Quarter of 2000             13.625                    7 1/2
Second Calendar Quarter of 2000            10 1/4                    5 3/4

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

         For the fiscal year ending March 31, 2001, the Company's operational and strategic objectives include the following:

         ->       Enter select deregulating international markets
         ->       Acquire or joint venture with other telecommunications related providers
         ->       Aggregate carrier traffic to forge strategic operating
                  agreements
         ->       Focus on foreign market traffic origination
         ->       Establish a reliable, fully redundant, technologically
                  advanced network
         ->       Invest in network infrastructure

         For the fiscal year ending March 31, 2001, the Company also intends to begin or expand operations in various locations in Europe, Central and South America, and the Caribbean. The Company has signed definitive agreements to enter the Competitive Local Exchange Carrier (CLEC) business in a 5-country area of South America. Initial operations are anticipated to begin in Peru and Colombia in the last quarter of calendar year 2000, and continue with build-out over the following 3 years.

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

         o Foreign Market Traffic Origination. As the Company develops and expands its relationships with foreign carriers, PTTs and other foreign market providers, the Company's Carrier focus will shift increasingly to originate international carrier data, voice and virtual services traffic in foreign markets. Foreign market origination in deregulating markets offers significantly higher margins and leads to additional opportunities for foreign market retail origination. The Company's strategy is to migrate the ratio of direct arbitrage routes of foreign market and sales operations from a current 5/95% ratio to a targeted 80/20% as the network plan is executed.

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

         o Utilize Strategic Acquisitions to Enhance Share Value. The Company expects to continue to expand internally as well as through acquisition and merger activities, acquiring companies that provide complementary services or are positioned in attractive markets. To date, the Company has acquired licensed companies in Miami, Florida and Colombia.

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

         The Company has an agreement with a supplier of telecommunications services "Satmex", for the provision of satellite service to the company. The company is required to pay the vendor for such services the aggregate amount of $3,000,492 for the term of the agreement. The company has a 36-month agreement payable in monthly installments. The agreement may be terminated prior to its term.

         The Company's capital needs have also been funded, in part, through the funds it received from certain credit facilities. On February 29, 2000, the Company obtained a loan from GNB Bank, Panama S.A. Pursuant to the GNB Loan Agreement, GNB Bank made a loan to the Company in the principal amount of $5.0 million, plus interest at Citibank N.A.'s base rate plus 1%. The GNB Loan is evidenced by an unsecured convertible promissory note ("Note") due May 29, 2001. The payment of the obligations under the Note and related agreements and the performance of the obligations therewith, are unconditionally guaranteed by Globaltron.

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

         The Company will require significant additional financing within the immediate short term in order to continue its business operations as conducted to date. The Company is actively seeking additional funding from a variety of sources, including potential issuances of its securities in one or more private transactions and various additional vendor financing arrangements. Depending upon the Company's ability to rapidly integrate and achieve certain of its expansion objectives, the Company's financing needs could exceed $100 million, a large portion of which the Company would seek in the form of vendor financing. The Company is currently negotiating other vendor financing arrangements. The terms upon which the Company may obtain additional funding are restricted by the GNB Loan Agreement and the consent of GNB Bank may be necessary to accomplish certain funding objectives of the Company. There can be no assurance that the Company will be successful in its efforts to obtain any of such financing. In the event the Company is not successful in obtaining additional financing, it could be forced to curtail or cease operations. Any financing activities by the Company could result in substantial dilution of existing equity positions and increased interest expense. Transaction costs to the Company in connection with such activities are also anticipated to be significant.

Item 7.  Financial Statements

         The consolidated financial statements of the Company are filed as part of this Form 10-KSB and are set forth on pages F-1 to F-18. The report of Grant Thornton LLP, independent certified public accountants, dated June 29, 2000 (except for Note O, as to which date is July 26, 2000.)

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

                     FINANCIAL STATEMENTS AND
                  REPORT OF INDEPENDENT CERTIFIED

                        PUBLIC ACCOUNTANTS
                    WIN-GATE EQUITY GROUP, INC.
                         AND SUBSIDIARIES

                          March 31, 2000

                                 C O N T E N T S



                                                                  Page

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED
    PUBLIC ACCOUNTANTS                                             F-1

    CONSOLIDATED BALANCE SHEET                                     F-2

    CONSOLIDATED STATEMENT OF OPERATIONS                           F-3

    CONSOLIDATED STATEMENT OF STOCKHOLDERS'
      EQUITY (DEFICIT)                                             F-4

    CONSOLIDATED STATEMENT OF CASH FLOWS                           F-5

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     F-6- F-18

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


/s/ Grant Thornton LLP
----------------------


Miami, Florida
June 29, 2000
(except for Note O, as to which the date is July 26,2000.)

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

                  Win-Gate Equity Group, Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                        For the Year Ended March 31, 2000

                                                                                                               Total
                                        Shares of                        Additional                        Stockholders'
                                         Common           Common           Paid-in        Accumulated         Equity
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

     The Company issued 1,853,533 shares of common stock for services rendered.


The accompanying notes are an integral part of this statement.

                  Win-Gate Equity Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                                     (continued)

                  Win-Gate Equity Group, Inc. and Subsidiaries

                                 March 31, 2000


NOTE C - REALIZATION OF ASSETS - Continued

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

     In response to the matters described in the preceding paragraphs, management states that a significant portion of its losses to date and shareholders deficit is the result of normal expenses of a start-up entity in the industry in which the Company operates. Management believes that on the basis of funds being made available to it under existing equipment facility financing commitments, the realization of returns on investments to date in network buildout, the non recurrence of initial start up costs to the extent previously incurred and the Company securing additional long term debt financing and equity contributions in the short term of $15,000,000, that the Company will be able to operate its business in the normal course.

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

                                                                     (continued)

                  Win-Gate Equity Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

                                 March 31, 2000


NOTE D - ACQUISITION - Continued

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

                                                                     (continued)

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

                                                                     (continued)

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

                                                                     (continued)

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

                                                                     (continued)

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

NOTE O - SUBSEQUENT EVENTS

     Interloop

         On April 11, 2000, the Company signed an agreement to acquire 75% of Interloop Americas, Inc. ("Interloop"), a start-up telecommunications operator based in Bogota, Columbia. The Company acquired these shares in Interloop in exchange for one million shares of the Company's common stock and a promissory note for $7,000,000. The principal amount of the note is due on October 31, 2001, with an interest rate of 12%. The closing of this transaction is subject to the finalization of preconditions of the Ministry of the Communications of Colombia.

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

     Equipment Financing

     In June 2000, the Company entered into a financing agreement whereby they will receive up to $20 million for the cost of leased equipment. The term of each individual lease will be five years, having a $1 buy-out purchase option. The individual leases may be funded no sooner than June 30, 2000, and no later than September 30, 2000.

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

         London Witte & Company, P.A. was selected by management to replace Millward & Co. as the Company's independent auditors, and was determined as such by the Company's then sole director and executive officer, Debra Janssen. London Witte & Company, P.A. acted as the Company's independent auditors prior to the acquisition of Globaltron, the Company's operating entity. Grant Thornton became the Company's independent auditors on March 10, 2000. The Company had no disagreements with London Witte & Company, P.A. on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure. London Witte & Company continues to perform selected assignments on behalf of the Company.

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

GARY D. MORGAN has been the Company's Chief Executive Officer and Chairman of the Board since January 2000. Mr. Morgan has 22 years of experience in the telecommunications industry. Mr. Morgan founded Pointe Communications Corporation, a telecommunications company, in May 1998 where he served as the President and Chief Operating Officer until February 1999. From January 1997 to February 1998, Mr. Morgan was the Vice President of U.S. West of Lucent Technologies (LU:NYSE). From January 1988 to December 1996, Mr. Morgan was the Vice President of RBOC Markets of Siemens Corporation. Mr. Morgan holds a Bachelor of Science in Business Administration from Western Carolina University.

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

ROMAN FISHER was the President of the Company from May 1999 to January 2000 and has been a member of the Board of Directors of Globaltron since January 2000. Since December 1998, Mr. Fisher has been the Executive Vice President of Bork Consulting Corporation, a financial consulting company. From January 1993 to December 1999, Mr. Fisher was the Vice President of Crystal River MRI, Inc., a diagnostic imaging company. From September 1996 to December 1998, Mr. Fisher was the Executive Vice President of Metropolitan Health Networks (MDPAE.OB:OTCBB), a medical practice management company. From February 1995 to September 1997, Mr. Fisher was the Director of Administration of MRI Scan Center, a diagnostic imaging company. From February 1995 to September 1997, Mr. Fisher was the Director of Administration of MRI Scan Center, a diagnostic imaging company. Mr. Fisher holds an LL.M degree in International Law from the University of Basel in Switzerland. Mr. Fisher also holds a Master of Science degree in Counseling Psychology from Nova University.

ALVARO DAVILA PENA has served as the Company's Vice President and Chief Operating Officer of Latin American Operations since January 2000, and has served as a member of the Company's Board of Directors since August 18, 2000. From February 1999 to present, Mr. Davila has been a partner in and a member of the Board of Directors of Davila Davila Asociados LTDA, a law firm located in Bogota, Colombia. From March 1995 to January 1999, Mr. Davila was a partner and a member of the Board of Directors of Gomez Davila Associates, a law firm located in Bogota, Colombia. Mr. Davila was a partner and a member of the Board of Directors of Graphic Production Systems, a digital printing company from June 1999 until present. Mr. Davila was a member of the Board of Directors of Nueva Television de Colombia, a television news broadcating company from August 1997 until March 1998. In addition, Mr. Davila served as a member of the Assessment Committee of the Communication Law Specialization program of the Javeriana University from March 1995 to present. Mr. Davila holds a law degree from Universidad Colegio Mayor de Nuestra Senora del Rosario.

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

DAVID WALSH has served as the Vice President of Finance of Globaltron since August 1999. From August 1995 to August 1998, Mr. Walsh was an Executive Vice President of Corporate Express, a services and distribution company, and was responsible for business consolidations of six acquired companies, four systems implementations, as well as alpha site development of prototype warehouse management systems and processes. From June 1992 to February 1994, Mr. Walsh was the Vice President of Finance and Administration for Gold Coast Beverage, a beverage distribution company and was a part of a management team that acquired the third largest beverage distributor in the United States. Mr. Walsh is published in Coors Brewing Priority Magazine. Mr. Walsh holds a Masters of Accountancy from the University of Houston and a CPA from the State of Texas.

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
Vice President of
Finance, Globaltron


(1) Mr. Cooney has ceased being the General Counsel of Globaltron on May 17, 2000 and he died in August 2000.

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

         Other than the warrants granted to Mr. Stukes, the Company issued an option in November 1999 to an employee for 50,000 shares at an exercise price of $5.00 per share. Half the option vests 12 months after the grant date and the other half vests 24 months after the grant date. The Company has undertaken to adopt a stock incentive plan which is anticipated to authorize both non-qualified and incentive stock options. Upon the adoption of such stock incentive plan, the Company has agreed to issue options to acquire an aggregate of approximately 25,000 shares to certain designated employees of the Company. It is also anticipated that additional options will be issued from time to time under the plan.

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

10.12 Equipment Financing Agreement dated January 24, 2000 between Globaltron Communications Corporation and Cisco Systems Capital Corporation. (5)
10.13 Term Sheet dated July 13, 2000 between Globaltron Communications Corporation and Tropico Sistemas e Telecomunicacoes S.A. (5)
10.14 Term Sheet dated July 11, 2000 between Globaltron Communications Corporation and CPqD Technologies. (5)
10.15 Equipment Financing Agreement dated June 23, 2000 between Globaltron Communications Corporation and Gallant Capital & Finance, LLC. (5)
10.16 Term Sheet dated June 13, 2000 between Win-Gate Equity Group, Inc. and ECI Telecom Ltd. (5)
10.17 Executive Employment Agreement between Globaltron Communications Corporation and Gary Stukes. (5)
10.18 Purchase and Sale Agreement dated July 11, 2000 between Globaltron Communications Corporation, Tropico Sistemas e Telecomunicacoes S.A. and Singer Products Inc. (5)
10.19 License Agreement dated July 11, 2000 between Globaltron Communications Corporation, CpqD Technologies and Systems, Inc. and Singer Products Inc. (5)
10.20 Services Agreement dated July 11, 2000 between Globaltron Communications Corporation and Singer Products, Inc. (5)
10.21 Satellite Bandwith Agreement dated November 9, 1999 between Globaltron Communications Corporation and Satellites Mexicanos, S.A. de C.V. (5)
10.22 Contract of Sale dated November 9, 1999 between Globaltron Communications Corporation and Owners of 64% of Startcomm
         Corporation. (5)
27.1     Financial Data Schedule. (5)
99 Financial Statements of Startcomm Corporation for the Year Ended December 31, 1997 and December 31, 1998 and for the Ten Months Ended October 31, 1999. (5)


(1) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 333-05188- A), as filed with the Securities and Exchange Commission on January 31, 2000.

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


Date:  August 28, 2000

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gary D. Morgan                                Date: August 28, 2000
---------------------------------
Gary D. Morgan
Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)




/s/ David Walsh                                   Date: August 28, 2000
----------------------------------
David Walsh
(Principal Financial Officer)




/s/ Roman Fisher                                  Date: August 28, 2000
----------------------------------
Roman Fisher
Director




/s/ Alvaro Davila Pena                            Date: August 28, 2000
----------------------------------
Alvaro Davila Pena
Director