Form 10QSB/A
period 2000-06-30
WIN GATE EQUITY GROUP INC
filed 2000-08-31
CIK 1017837

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               AMENDMENT NO 1. TO
                                   FORM 10-QSB/A-1

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

                   45 Broadway, 17th Floor, New York, NY 10006
             -------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 509-0982
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


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

At June 30, 2000 there were 18,130,702 shares of the issuer's Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes        No   X
   ------    -------


                  WIN-GATE EQUITY GROUP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                            PAGE NUMBER
                                                                                            -----------
PART I -  FINANCIAL INFORMATION

Item 1.           Financial Statements                                                          3

                  Consolidated Balance Sheets as of
                  June 30, 2000 (unaudited) and March 31, 2000                                  3

                  Unaudited Consolidated Statements of Operations for the
                  three months ended June 30, 2000 and 1999                                     4

                  Unaudited Consolidated Statements of Cash Flow for the
                  three months ended June 30, 2000 and 1999                                     5

                  Notes to Consolidated Financial Statements                                    6

Item 2.           Management's Plan of Operation                                                7


PART II -  OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K                                              15

                  SIGNATURES                                                                    17

EXHIBIT 27.1

                                       2

                         PART 1 - FINANCIAL INFORMATION


Item 1.           Financial Statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced a net loss of $4,861,063 for the year ended March 31, 2000 and a net loss of $3,235,167 for the three months ended June 30, 2000. Additionally, the Company's current liabilities exceeded its current assets by $6,794,735 and the Company had a shareholders' deficit of $4,624,455 at June 30, 2000. The Company used cash of $1,775,837 in its operations for the year ended March 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Plan of Operation. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         Win-Gate Equity Group, Inc. and Subsidiaries
                                      Consolidated Balance Sheet
                         June 30, 2000 (unaudited) and March 31, 2000



                                                                      June 30, 2000 (unaudited)                March 31, 2000
                                                                      -------------------------              -----------------
                           Assets
    Current assets
          Cash                                                                       395,470                         4,055,992
          Accounts receivable, less allowance
                      for doubtful accounts of $62,470 and $4,300                    281,170                           120,250
          Prepaid expenses and other current assets                                  143,860                           118,855
                                                                            -----------------               -------------------

                      Total current assets                                           820,500                         4,295,097

          Property and equipment, net                                             10,621,400                        10,065,869
          Goodwill                                                                 1,976,460                         2,070,918
          Deposit and other                                                          601,240                           524,442
                                                                            -----------------               -------------------

                      Total assets                                                14,019,600                        16,956,326
                                                                            =================               ===================

              Liabilities and Stockholders' Equity (Deficit)
    Current liabilities
          Loan payable                                                               667,000                           667,000
          Accounts payable                                                         4,000,095                         3,641,057
          Capital lease obligations, current portion                               1,583,810                         1,583,814
          Customer deposits                                                          767,400                           767,406
          Accrued expenses and other current liabilities                             596,930                           614,231
                                                                            -----------------               -------------------

                      Total current liabilities                                    7,615,235                         7,273,508

    Long-term capital lease obligations, net of current portion                    6,028,820                         6,072,106

    Convertible loan payable to bank                                               5,000,000                         5,000,000

    Stockholders' equity
          Common stock (par value $.001, 20,000,000 shares authorized;
            18,130,702 shares issued and outstanding)                                 18,150                            18,150
          Additional paid-in capital                                               3,457,625                         3,457,625
          Accumulated Deficit                                                     (8,100,230)                       (4,865,063)
                                                                            -----------------               -------------------

                      Total stockholders' deficit                                 (4,624,455)                       (1,389,288)

                      Total liabilities and stockholders' deficit                 14,019,600                        16,956,326
                                                                            =================               ===================

         The accompanying notes are an integral part of this statement.



                  Win-Gate Equity Group, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Operations
                  For Three Months Ended June 30, 2000 and 1999

                                                                      Three Months                      Three Months
                                                                  Ended June 30, 2000               Ended June 30, 1999
                                                                -------------------------         -------------------------
    Revenue                                                                      537,280                     ---

    Expenses
          Cost of sales                                                        1,101,420                     ---
          General and administrative                                           1,934,287                     ---
          Depreciation and amortization                                          489,000                     ---
          Stock related expense                                                      ---                  32,400
          Goodwill and intangibles amortization                                   94,450                     ---
                                                                -------------------------         -------------------------

                Operating loss                                                (3,081,877)                (32,400)

    Other income (expense)
          Interest expense, net                                                 (153,290)                    ---
          Other expense                                                              ---                     ---
                                                                -------------------------         -------------------------

                Loss before
                  provision for income taxes                                  (3,235,167)                (32,400)
                                                                -------------------------         -------------------------


    Income tax benefit                                                               ---                     ---
                                                                -------------------------         -------------------------

                Net loss                                                      (3,235,167)                (32,400)
                                                                =========================         =========================


    Net loss per common share - basic and fully diluted                             (.18)                   (.12)
                                                                -------------------------         -------------------------

    Weighted average of common shares outstanding                             18,130,702                 276,395
                                                                =========================         =========================


         The accompanying notes are an integral part of this statement.

                  Win-Gate Equity Group, Inc. and Subsidiaries

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2000 and 1999

                                                                                                          Three Months Ended
                                                                                                    June 30, 2000    June 30, 1999
                                                                                                    -------------    -------------
Cash flows from operating activities
     Net loss                                                                                    $    (3,235,167)     $  (32,400)
     Adjustments to reconcile net loss to net cash used
       in operating activities
         Professional services paid for in common stock                                                       --          32,400
         Depreciation and amortization                                                                   583,450              --
         Provision for bad debts                                                                          58,140              --
         Changes in assets and liabilities
              Increase in accounts receivable                                                           (219,060)             --
              Increase in deposit and other                                                              (76,798)             --
              Increase in prepaid expenses and other current assets                                      (25,005)             --
              Increase in accounts payable                                                               359,038              --
              Decrease in accrued expenses and other liabilities                                         (60,587)             --
                                                                                                 ---------------      ----------
                  Net cash used in operating activities                                               (2,615,989)             --
                                                                                                 ---------------      ----------

Cash flows from investing activities
     Acquisitions of property and equipment                                                           (1,044,533)             --
                                                                                                 ---------------      ----------
                  Net cash used in by investing activities                                            (1,044,533)             --
                                                                                                 ---------------      ----------


Net decrease in cash                                                                                  (3,660,522)             --

Cash at beginning of year                                                                              4,055,992              --
                                                                                                 ---------------      ----------

Cash at end of period                                                                            $       395,470              --
                                                                                                 ===============      ----------


Supplemental disclosure of cash flow information: Cash paid during the period for:

         Taxes                                                                                   $            -               --
                                                                                                 ===============      ==========
         Interest                                                                                $       184,309              --
                                                                                                 ===============      ==========


         Non Cash activity:
         In the three months ended June 30, 1999, the Company issued 300,384 shares of common stock for services rendered





The accompanying notes are an integral part of this statement.

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Generally accepted accounting standards also require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclose contingent assets and liabilities at the date of the financial statements. Significant estimates include those made for the allowance for uncollectible accounts, and contingencies. Actual results could differ from those estimates. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

         The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Form 10-KSB filed by the Company for the year ended March 31, 2000.

NOTE B - OPERATIONS OF THE COMPANY

         The Company is a developmental stage multinational facilities-based provider of integrated communications services in emerging markets to U.S. based local and long distance telecommunications operators. On behalf of such U.S. based operators, the Company transports voice, data and broadband services to its foreign networks. The Company currently operates nine foreign networks located primarily in the Caribbean and South America. In addition, the Company maintains operating agreements that enable it to deliver similar services in many countries throughout the world using the networks of others.

         The Company's current and planned services include voice telephony, Internet access, international and domestic long distance services, and resale of satellite bandwidth. To date, the Company has primarily been engaged in network engineering, product development, vendor selection, and initiating market entry by means of securing strategic agreements for the development of its international carrier business. Currently, the Company is constructing an international carrier grade convergent Internet Protocol (IP) network to deliver reliable, low cost connectivity to customers in its target markets. The Company has invested in certain infrastructure for net-to-phone, unified messaging, and interactive e-commerce services, which it expects to market within the next twelve months. The Company has an Asynchronus Transfer Mode/Voice Over Internet Protocol (ATM/VOIP) switching network operating in the United States and extending to eight countries, and currently has offices in Miami, Florida, New Jersey, and New York City.

NOTE C - COMMITMENTS AND CONTINGENCIES

         In June 2000, the Company entered into a financing agreement whereby they will receive up to $20 million for the cost of leased equipment. The term of each individual lease will be five years, have a $1 buy-out purchase option and an interest rate of 12% per annum. As of July 31, 2000, the Company has borrowed $13.8 million.

NOTE D - SUBSEQUENT EVENTS

         Effective August 18, 2000, the Company appointed Alvaro Davila Pena as Vice President and Chief Operating Officer - Latin American Operations and a Director of the Company. Mr. Davila was formerly a practicing attorney and is experienced in international telecommunications regulatory matters. Mr. Davila will be responsible for operations of the Company in the Andean Region and throughout all of Latin America.

         In July 2000, the Company executed a financing proposal to obtain $10,000,000 for the purchase of digital local and tandem softswitch equipment and services. The arrangement is expected to have a term of 7 years, and has an interest rate of 11.5%.

         In July 2000, the Company entered into a loan agreement whereby the lender loaned the Company the principal amount of $900,000, plus interest at a rate of 12% per annum. The loan proceeds are being used for working capital needs. The loan is evidenced by an unsecured convertible promissory note due October 27, 2000.

         In July 2000, the Company received an extension on the note payable related to the acquisition of Startcomm Corporation. The note payable was extended from May 1, 2000 to December 31, 2001. In consideration for the extension of the loan, the Company has issued an additional 6,000 shares of common stock to the former ownners of Startcomm Corporation.

Item 2.           Management's Plan of Operation.

         The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Financial Statements included elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.

Certain statements in this Form 10-QSB are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. This report contains forward-looking statements that address, among other things, our financing plans, regulatory environments in which we operate or plan to operate, trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations and acquisition opportunities. These statements may be found under "Management's Plan of Operation," as well as in this Form 10-QSB generally. Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include (the "Cautionary Statements"), without limitation: the Company's ability to raise capital; the Company's ability to execute its business strategy in a very competitive environment; the Company's degree of financial leverage; risks associated with acquisitions and the integration thereof; risks associated with rapidly developing technology and providing services over the Internet; regulatory considerations and risks related to international economies; risks related to market acceptance of and demand for the Company's products and services; continued relations with and pricing dependence on third party suppliers; the impact of competitive services and pricing; and other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligations to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

         Since inception, the Company's operational and strategic objectives have included the following:

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

         For the fiscal year ended March 31, 2001, the Company also intends to begin or expand operations in various locations in Europe, Central and South America, and the Caribbean. The Company has signed definitive agreements to enter the Competitive Local Exchange Carrier (CLEC) business in a 5-country area of South America. Initial operations are anticipated to begin in Peru and Colombia in the last quarter of calendar year 2000, and continue with build-out over the following 3 years.

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

         The Company intends in the future to capitalize on the expanding and rapidly evolving telecommunications and Internet services environment in Latin America. As such, the Company's goal is to become a leading facilities-based provider of integrated communications services to both businesses and residential customers in Latin America. The Company's strategy is to:

         o Deploy Flexible Networks. For the provision of local access services in Latin America the Company intends to deploy a range of network access systems using primarily wireless local loop (WLL) technology. Wireless local loop systems provide several competitive advantages over conventional wireline technologies because they utilize radio spectrum to provide last-mile access to subscribers. The WLL technology reduces network costs, deployment time, and operating expenses, in addition to providing flexibility to the operator in addressing changes in demand. The Company believes its WLL network strategy will enable it to cost effectively match its service offerings with the requirements of its customers. The Company has selected its vendors for the WLL technology for the Andean Region.

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

         o Aggressively Build Market Share in Target Markets. The Company plans to aggressively build market share in its target markets. In Colombia, subject to finalization of certain preconditions of the ministry of communications of Colombia, this strategy will be fostered by the Company's unique "first mover" positioning for the provision of fixed wireless services. The Company intends to focus on the underserved small and medium sized businesses and high usage residential customers and offer higher-quality services at competitive prices. The Company intends to work to build brand recognition in the Andean Region through a broad-based mass marketing and advertising campaign. The Company expects to achieve additional market positioning due to customer dissatisfaction with the incumbent communications providers. The Company believes that its fixed wireless infrastructure will provide higher quality service offerings not available over the incumbent's wireline networks.

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

                  The Company is working toward establishing a highly reliable, technologically advanced international transport network. The international convergent IP network is being constructed using technology from Lucent Technologies and Cisco. The network is being built end to end using cell based ATM switching and Internet Protocol for integrated voice, data and video applications. The transport network is optic utilizing a bi-directional SONET ring architecture where fiber is available. A Network Operations Center for comprehensive network management is staffed 24 hours per day, 365 days per year to monitor the worldwide network. In addition, the Company's switching platform possesses full E1/T1 capability to accommodate the standards of most every country in the world. The Company believes that its network characteristics will meet and exceed its customer's demands for reliability, quality and capacity.

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

         Revenues for the three month period of April 1 2000 through June 30, 2000 totaled $537,280 reflecting growth in the carrier sales segment of the business as well as start-up of the Company's arbitrage sales business. Revenues from direct wholesale carrier termination sales of international voice and data telecommunications into the Company's foreign site Points of Presence (POP) were $338,840 for the period ending June 30, 2000.

         Arbitrage sales occur from packaging wholesale foreign termination rates from third-party carriers and reselling them to carriers that connect to one of the Company's domestic switch sites. The Company incurs no transport or foreign site termination costs with arbitrage sales as all inbound/outbound call switching is done within the Company's switch sites. For the three month period ending June 30, 2000, arbitrage revenue totaled $165,800, and is expected to increase as the Company adds switch port capacity at its domestic switch sites.

         During the three month period ending June 30, 2000 revenue from the resale of excess satellite bandwidth totaled $34,200. Interest income for the period totaled $22,360.

         The Company has contracted with providers of telecommunications transport services and facilities to process call traffic over its national and international network. Such expenses, which include fixed recurring monthly costs and variable usage fees for termination costs, constitute 97% of the Cost of Goods Sold for the three month period ended June 30, 2000. The fixed recurring costs represent approximately 87% of Cost of Goods Sold and are commitments for transport services which will significantly decrease as a percentage of Cost of Goods Sold as the Company's network reaches its expected traffic capacity levels. The Company includes service commissions paid to foreign site operators, which comprise $35,500, or 3% of the total Cost of Goods Sold.

         Selling, General, and Administrative (SG&A) expenses of $1,934,287 for the three month period ended June 30, 2000 reflect the developmental stage of the Company during its first full year of operations. Approximately $754,910, or 39% of total SG&A, relating to professional fees, was expensed during the three month period. Legal and accounting related services comprised 59% of the total for this category. Travel related expenses, $139,540, or 7% of total SG&A, relate to organizational and financing activities as well as deployment of foreign sites. Salaries and wages, $558,170, were 29% of SG&A for the period. Rent and occupancy expenses were $197,670, or 10% of total 29% SG&A.

         Depreciation and amortization expense for the period ended June 30, 2000, totaled $583,450. Amortization of Goodwill incurred as a result of acquisition of subsidiary companies was $94,450 of this category.

         Net interest expense for the quarter ended June 30, 2000, was $153,290. Total expenses for the three month period ended June 30, 2000 were $3,794,807, producing a net loss of $3,235,167 for the three month period ended June 30, 2000.
                                      11

Liquidity and Capital Resources

         As of June 30, 2000, the Company was operating 9 networks. The costs associated with the initial construction and operation of a network may vary, primarily due to market variations in geographic and demographic characteristics, and the types of construction technologies, which can be used to deploy the network. As the Company develops, introduces and expands its high-speed data/Internet and voice services in each of its markets, additional capital expenditures and net operating costs will be incurred. The amount of these costs will vary, based on the number of customers served and the actual services provided to the customers.

         The Company is incurring negative cash flows due, in major part, to the funding requirements for working capital, network construction or development and voice services. Through June 30, 2000, the Company had invested approximately $12,074,560 million in network and telecommunications equipment. The Company expects it will continue to incur negative cash flow for at least two years. There can be no assurance that the Company's networks or any of its other services will ever provide a revenue base adequate to sustain profitability or generate positive cash flow. The Company estimates that in calendar 2000, capital required for implementation of its integrated networks and its other services and to fund negative cash flow, including interest payments, will be significant. As of June 30, 2000, the Company's unrestricted cash balance was approximately $395,470.

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

         On August 23, 1999, Globaltron entered into an Equipment Financing proposal with Lucent Technologies. Pursuant to the proposal, the Company had the ability to borrow up to $10 million in order to purchase Lucent Technologies equipment and services and to pay for ancillary costs associated with the installation and preparation of equipment for operation. The equipment facility was divided into 3 phases. Phase one was for up to $1,750,000 and was to be used towards the purchase equipment to be deployed outside the United States. Phase two was for up to $6,750,000 and was to be used towards the purchase of equipment to be deployed in the United States. Phase three was for up to $1,500,000 and was to be used towards the purchase of Lucent Technologies professional services, plus costs relating to taxes and shipping. On September 15, 1999, Globaltron entered into a Master Conditional Sale Agreement with Lucent Technologies finalizing all of the terms and conditions of the Equipment Financing Proposal. Through April 30, 2000, Globaltron borrowed approximately $9 million under the Lucent Technologies facility. Lucent Technologies subsequently decided to decrease their financing role and turned new financings and renewals to third party lenders. On June 27, 2000, the Company entered into a Equipment Financing Agreement with Gallant Capital and Finance, LLC. The original Lucent $10 million facility was assigned to Gallant Capital and rolled into the Gallant Capital facility and an additional $10 million was available for borrowing under the new Gallant Capital facility. The Gallant Capital Agreement has a term of 60 months and an annual interest rate of 12%. As of July 31, 2000, the Company has borrowed $13.8 million under the Gallant Capital Agreement ($9 million of which was previously delivered under the original Lucent Agreement and $4.8 million of which was delivered under the Gallant Capital Agreement).

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

         The Company has a 36 month agreement with a supplier of telecommunications services ("Vendor") which began November 1999 for the provision of satellite service for the Company's telecommunication services. Under the agreement, the Company is required to pay the Vendor for services totaling $3,000,492 at a rate of $83,347 per month for a period of 36 months.

         The Company's capital needs have also been funded, in part, through the funds it received from certain credit facilities. On February 29, 2000, the Company obtained a loan from GNB Bank. Pursuant to the GNB Loan Agreement, GNB Bank made a loan to the Company in the principal amount of $5.0 million, plus interest at Citibank N.A.'s base rate plus 1%. The GNB Loan is evidenced by an unsecured convertible promissory note ("Note") due May 29, 2001. The Note is convertable as to principal, into 2.68% of the total issued and outstanding stock of the Company, on a fully diluted basis upon consumation of a qualifying private placement by the Company. The payment of the obligations under the Note and related agreements and the performance of the obligations therewith, are unconditionally guaranteed by Globaltron.

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


                           PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibit Index:

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

         10.12 Equipment Financing Agreement dated January 24, 2000 between Globaltron Communications Corporation and Cisco Systems Capital Corporation. (5)
         10.13 Term Sheet dated July 13, 2000 between Globaltron Communications Corporation and Tropico Sistemas e Telecomunicacoes S.A. (5)
         10.14 Term Sheet dated July 11, 2000 between Globaltron Communications Corporation and CPqD Technologies. (5)
         10.15 Equipment Financing Agreement dated June 23, 2000 between Globaltron Communications Corporation and Gallant Capital & Finance, LLC. (5)
         10.16 Term Sheet dated June 13, 2000 between Win-Gate Equity Group, Inc. and ECI Telecom Ltd. (5)
         10.17 Executive Employment Agreement between Globaltron Communications Corporation and Gary Stukes. (5)
         10.18 Purchase and Sale Agreement dated July 11, 2000 between Globaltron Communications Corporation, Tropico Sistemas e Telecomunicacoes S.A. and Singer Products Inc. (5)
         10.19 License Agreement dated July 11, 2000 between Globaltron Communications Corporation, CpqD Technologies and Systems, Inc. and Singer Products Inc. (5)
         10.20 Services Agreement dated July 11, 2000 between Globaltron Communications Corporation and Singer Products, Inc. (5)
         10.21 Satellite Bandwith Agreement dated November 9, 1999 between Globaltron Communications Corporation and Satellites Mexicans, S.A. de C.V. (5)
         10.22 Contract of Sale dated November 9, 1999 between Globaltron Communications Corporation and Owners of 64% of Startcomm Corporation. (5)
         27.1     Financial Data Schedule. (6)
         99 Financial Statements of Startcomm Corporation for the Year Ended December 31, 1997 and December 31, 1998 and for the Ten Months Ended October 31, 1999. (5)

         (1) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 333-05188- A), as filed with the Securities and Exchange Commission on January 31, 2000.

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

         (5) Filed as an exhibit to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 2000 (File No. 333-5188-A), filed with the Commission on August 28, 2000.

         (6)      Filed herewith

         (b)      Current Reports on Form 8-K:  None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 31, 2000


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