Form 10KSB/A
period 1999-12-31
WIN GATE EQUITY GROUP INC
filed 2000-10-06
CIK 1017837

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------
                                  FORM 10-KSB/A

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

                           Commission File No. 0-23199

                           Win-Gate Equity Group, Inc.
                 (Name of Small Business Issuer in Its Charter)

                   Florida                                65-0669842
        (State or Other Jurisdiction of                   (I.R.S. Employer
        Incorporation or Organization)                    Identification Number)

  100 N. Biscayne Blvd., Suite 2500, Miami Florida          33132
     (Address of principal executive offices)               (Zip Code)

                                 (305) 371-7700
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 par value per share Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                       Yes  |_|                     No  |X|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State the issuer's revenues for its most recent fiscal year: $0.

State the aggregate market value of the issuer's voting stock held by non-affiliates of the issuer as of October 5, 2000: $49,047,354.88.

State the number of shares outstanding as of the issuer's classes of common stock as of October 5, 2000: Common Stock, $.001 par value: 19,136,702.

Traditional Small Business Disclosure Format:  Yes  |_|     No  |X|

DOCUMENTS INCORPORATED BY REFERENCE - None

                                      NOTE

This Form 10-KSB/A is being filed as an amendment to Win-Gate's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 28, 2000 for the fiscal year ended December 31. On January 21, 2000, Win-Gate Equity Group, Inc. ("Win-Gate") entered into and consummated a Stock Purchase Agreement with all of the shareholders of Globaltron Communications Corporation ("Globaltron"). Pursuant to the Stock Purchase Agreement, the Company acquired all of the issued and outstanding shares of Globaltron and Globaltron became a wholly-owned subsidiary of the Company. For financial accounting purposes, Globaltron, whose fiscal year end is March 31, was deemed the surviving entity. Win-Gate has previously filed its Annual Report on Form 10-KSB for the fiscal year ended March 31 with the Securities and Exchange Commission on August 25, 2000, as amended August 28, 2000.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Below are our Executive Officers, Directors and Nominees for Director as of October 5, 2000:


              Name                          Age          Position
---------------------------------  ---  ----------- ---- ---------------------------------------------------------------
Gary D. Morgan                              43           Chairman of the Board of Directors
Kevin P. Fitzgerald                         44           Chief Executive Officer
Gary P. Stukes                              46           President and Chief Operating Officer
Alvaro Davila Pena                          36           Vice President and Chief Operating Officer of Latin
                                                         American Operations, Director
David Walsh                                 53           Vice President of Finance of Globaltron
Roman Fisher                                53           Director

GARY D. MORGAN has been our Chairman of the Board since January 2000 and served as our Chief Executive Officer from January 2000 to October 2, 2000. Mr. Morgan has 22 years of experience in the telecommunications industry. From February 1999 to October 2, 2000, Mr. Morgan was the Chief Executive Officer and since February 1999, he has been the Chairman of the Board of Globaltron Communications Corporation, which became a wholly- owned subsidiary of Win-Gate in January 2000. Mr. Morgan founded Pointe Communications Corporation, a telecommunications company, in May 1998 where he served as the President and Chief Operating Officer until February 1999. From January 1997 to February 1998, Mr. Morgan was the Vice President of U.S. West - Lucent Technologies (NYSE:LU). From January 1988 to December 1996, Mr. Morgan was the Vice President of RBOCS Markets of Siemens Corporation. Mr. Morgan holds a Bachelor of Science in Business Administration from Western Carolina University.

KEVIN P. FITZGERALD has served as our Chief Executive Officer since October 2, 2000. Mr. Fitzgerald was the President, CEO and a Director of NEFF Corporation (NYSE: NFF), one of the largest equipment rental companies in the United States from July 1995 to June 2000. He has been a Director of Sullair from 1998 through 1999, one of the largest equipment rental companies in Argentina and Supercanal, Argentina's third-largest cable TV provider. Mr. Fitzgerald also serves on the Boards of Latin Broadband Group, a fixed wireless provider in Argentina, Geoworks Corporation (Nasdaq: GWRX), a wireless technology company and TeleServices Group, a telecommunications interconnect company. From 1991 to July 1995, he was a Senior Vice President for the investment banking firm of Houlihan Lokey Howard and Zukin. Mr. Fitzgerald holds an M.B.A. in Finance from Fordham University and a B.S. in Electrical Engineering from Carnegie Mellon University.

GARY P. STUKES has been our President and Chief Operating Officer since January 2000. From July 1998 to December 1999, Mr. Stukes was the Senior Vice President of Totaled Covista Communications (NMS:TELU), a telecommunications company. From June 1997 to July 1998, Mr. Stukes was the Regional Vice President of Primus Corporation (Nasdaq:PRTL), a telecommunications company. From May 1996 to June 1997, Mr. Stukes was a consultant to Starting Communications, Ltd., a financial services company. From May 1993 to May 1996, Mr. Stukes was the President of Results Oriented Associates, Inc., a business consulting company. Mr. Stukes holds a Bachelor of Science in Marketing from the University of Bridgeport, a Bachelor of Science from Jersey City State College and an MBA from Fairleigh Dickinson University.

ALVARO DAVILA PENA has served as our Vice President and Chief Operating Officer of Latin American Operations since January 2000, and has served as a member of our Board of Directors since August 18, 2000. From February 1999 to present, Mr. Davila has been a partner in and a member of the Board of Directors of Davila Avocados LIDA, a law firm located in Bogota, Colombia. From March 1995 to January 1999, Mr. Davila was a partner and a member of the Board of Directors of Gomez Davila Associates, a law firm located in Bogota, Colombia. Mr. Davila was a partner and a member of the Board of Directors of Graphic Production Systems, a digital printing company from June 1999 until present. Mr. Davila was a member of the Board of Directors of Nueva Television de Colombia, a television news broadcasting company from August 1997 until March 1998. In addition, Mr. Davila served as a member of the Assessment Committee of the Communication Law Specialization program of the Javeriana University in Bogota, Colombia from March 1995 to present. Mr. Davila holds a law degree from Universidad Colegio Mayor de Nuestra Senora del Rosario.

DAVID WALSH has served as the Vice President of Finance of Globaltron since August 1999. From August 1998 until August 1999, Mr. Walsh worked with Greengold International, a management consulting firm. From August 1995 to August 1998, Mr. Walsh was an Executive Vice President of Corporate Express, a services and distribution company, and was responsible for business consolidations of six acquired companies, four systems implementations, as well as alpha site development of prototype warehouse management systems and processes. From June 1992 to February 1994, Mr. Walsh was the Vice President of Finance and Administration for Gold Coast Beverage, a beverage distributor company and was a part of a management team that acquired the third largest beverage distributor in the United States. Mr. Walsh is published in Coors Brewing Priority Magazine. Mr. Walsh received his undergraduate degree from Northern Illinois University, holds a Masters of Accountancy from the University of Houston and is a licensed Certified Public Accountant.

ROMAN FISHER was the President of Win-Gate from May 1999 to January 2000, has been a member of its Board of Directors since May 1999 and has been a member of the Board of Directors of Globaltron since January 2000. Since December 1998, Mr. Fisher has been the Executive Vice President of Bork Consulting Corporation, a financial consulting company. From January 1993 to December 1999, Mr. Fisher was the Vice President of Crystal River MRI, Inc., a diagnostic imaging company. From September 1996 to December 1998, Mr. Fisher was the Executive Vice President of Metropolitan Health Networks (OTCBB:MDPA), a medical practice management company. From September 1996 to December 1998, Mr. Fisher was the Chief Operating Officer of MRI Scan Center, a diagnostic imaging company. From February 1985 to September 1997, Mr. Fisher was the Director of Administration of Magnetic Imaging Systems I, Ltd., a diagnostic imaging company. From February 1985 to January 1992, Mr. Fisher was the Executive Vice President of Medical Diagnostic Services, a diagnostic imaging company. From January 1990 to December 1991, Mr. Fisher was the Vice President of Prolease, Inc., an equipment leasing company. Mr. Fisher studied at the George Washington University in Washington, D.C., received his LL.M. degree in International Law from the University of Basel in Switzerland and a Masters of Science degree in Counseling Psychology from Nova University.


Each Director is elected at Win-Gate's annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until the successors are elected and qualified. At present, our bylaws provide for not less than one nor more than nine Directors. Currently, we have three members on our Board. The bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board. There are no family relations among any of our executive officers or directors. Our officers devote full time to the business of Win-Gate and/or our subsidiaries.

Committees and Meetings of the Board of Directors

The Board of Directors currently does not have any committees, however, the Board intends to form a Compensation Committee, an Audit Committee and a Nominating Committee in the near future.

The function of the Compensation Committee will be to approve the salaries, bonuses and other forms of compensation of Win-Gate's senior executives, review transactions between Win-Gate and its affiliates, including any associates of affiliates and administer the 2000 Win-Gate Equity Group Stock Incentive Plan (the "Plan").

The Audit Committee will review the planned scope and results of audits, consider any recommendations the auditors may make with respect to Win-Gate's internal controls and procedures, oversee any responses made to such recommendations and review certain filings with the SEC. Win-Gate also intends to adopt a formal written charter specifying

         o the scope of the Audit Committee's responsibilities,
         o the means by which it carries out those responsibilities,
         o the outside auditor's accountability to the Board and Audit Committee, and
         o the Audit Committee's responsibility to oversee the independence of the outside auditor.

The Nominating Committee will be responsible for selecting those individuals who will stand for election to our Board of Directors and will consider all reasonable comments from Shareholders regarding proposed nominees for Directors as well as nominations for Board members recommended by Shareholders. To date, the Nominating Committee has no formal procedures for submitting comments or recommendations and has accepted both written and oral comments as well as names of proposed nominees prior to the filing of a definitive proxy statement. Typically, once a recommendation has been received, the Committee will undertake due diligence, discuss the comments or the proposed nominee with the shareholders submitting such proposal and, if applicable, meet with the proposed nominee before making a final determination as to whether to recommend the proposed individual as a nominee to the entire Board of Directors to stand for election to the Board of Directors. Similarly, the Committee members will personally discuss comments regarding proposed nominees with those Shareholders submitting the comments. To date, our Board of Directors have been performing these duties.

Win-Gate's Board of Directors met two times during the fiscal year ended December 31, 1999. All directors then in office attended 100% of the meetings of the Board held during 1999.

        SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Executive Officers, Directors and 10% Shareholders to file reports regarding initial ownership and changes in ownership with the SEC and the Nasdaq Stock Market, Inc. Executive Officers, Directors and 10% Shareholders are required by SEC regulations to furnish us with copies of all Section 16 forms they file. Our information regarding compliance with Section 16 is based solely on a review of the copies of such reports furnished to us by our Executive Officers, Directors and 10% Shareholders. These forms include (i) Form 3, which is the Initial Statement of Beneficial Ownership of Securities, (ii) Form 4, which is a Statement of Changes in Beneficial Ownership, and (iii) Form 5, which is an Annual Statement of Changes in Beneficial Ownership.

Based solely on Win-Gate's review of these reports furnished to it or written representations that no other reports were required, Win-Gate believes that all
Section 16(a) filing requirements were complied with during the year ended

December 31, 1999 other than with respect to Ms. Janssen, who is delinquent in filing a Form 4 for the fiscal year ended December 31, 1999.

ITEM 10.          EXECUTIVE COMPENSATION

The following table sets forth certain summary information for the fiscal year ended December 31, 1999 concerning the compensation awarded to, earned by, or paid to (1) those persons serving as Chief Executive Officer during fiscal year 2000, (2) the other four most highly compensated executive officers serving as such as of December 31, 1999 receiving an annual salary and bonus of $100,000 or more, and (3) up to two additional individuals who served as an executive officer during fiscal year 2000, but who were not executive officers at December 31, 1999, but who received an annual salary and bonus of $100,000 or more. We refer to these individuals as our "Named Executive Officers." (Globaltron was organized during fiscal year 1999).

Summary Compensation Table For the Fiscal Year Ended December 31, 1999


                                                                                Long-Term Compensation
                                                                                ---------------------------------------------
                                              Annual Compensation                     Awards                   Payouts
                                              -------------------------------------------------------------------------------
                                                                              Restricted
                                                                 Other Annual   Stock                      LTIP     All Other
Name and Principal Position            Year    Salary  Bonus($)  Compensation  Awards($)  Options/SARs   Payouts($)  Compen-
                                                                     ($)                                              sation
------------------------------------ ------------------------------------------------------------------------------------------
Debra Janssen, former Chief Executive  1999      $0       $0           $0        $0             $0           $0          $0
Officer, Former President, Former      1998       0        0            0         0              0            0           0
Treasurer, Former Secretary and Former 1997       0        0            0         0              0            0           0
Director(1)

Roman Fisher, Chief Executive Officer  1999      $0       $0           $0        $0             $0           $0          $0
President, Treasurer, Secretary and
Director(2)

(1) On May 12,1999, Ms.Janssen resigned as the sole officer and director of Win-Gate.

(2) Mr. Fisher was appointed Win-Gate's sole officer and director on May 12, 1999. On January 21, 2000, Win- Gate entered into and consummated an agreement with all of the stockholders of Globaltron Communications Corporation. Pursuant to the agreement, Win-Gate acquired 100% of the issued and outstanding shares of Globaltron, an international communications company, in exchange for approximately 13.3 million shares of Common Stock. As part of the agreement, Mr. Fisher resigned as Win-Gate's Chief Executive Officer, President, Secretary and Treasurer but remained a Win-Gate Director.

Stock Option Grants in Last Fiscal Year

During the fiscal year ended December 31, 1999, no options were granted to any officer or director.

Option Exercises and Year End Values

No options were exercised in the fiscal year ended December 31, 1999.

EMPLOYMENT AND CONSULTING AGREEMENTS

Neither Ms. Janssen nor Mr. Fisher received any compensation as officers or directors of Win-Gate.

Kevin P. Fitzgerald. Effective October 2, 2000, Win-Gate entered into an employment agreement with Kevin P. Fitzgerald, our Chief Executive Officer. The agreement terminates on September 2, 2002 and is automatically renewable for additional one-year terms unless either party gives the other notice of non-extension in writing at least ninety days prior to the end of the then current term. Pursuant to such employment agreement, Mr. Fitzgerald is to receive an annual base salary of $300,000. The agreement also provides that Mr. Fitzgerald is entitled to receive all normal Company benefits and reimbursement for reasonable out-of-pocket expenses incurred in connection with Company business. Additionally, the agreement provides for a bonus in our Board's discretion. The agreement also provides that Mr. Fitzgerald is entitled to receive options for up to 960,000 shares of our Common Stock, exercisable at $5.50 per share through October 1, 2010, which options vest in 192,000 increments every six months; provided that Mr. Fitzgerald is employed as our CEO pursuant to the agreement. He is also subject to confidentiality, nonsolicitation and noncompetition provisions. At no time may he divulge any confidential information concerning our business or trade secrets. Additionally, during his employment and for one year thereafter, Mr. Fitzgerald may not

         o solicit or divert from us the telecommunications services of any person or entity for which we provided telecommunications services at any time during the period of 12 months immediately preceding the time of such solicitation or diversion and with whom Mr. Fitzgerald has significant contact, or solicit or induce any person employed by us to leave such employment, or

         o engage in the same line of business.

In the event of a change of control of Win-Gate (as defined in the employment agreement), and we terminate Mr. Stukes' employment, we will pay Mr. Stukes his base salary then in effect for the remaining term of the agreement (together with such benefits as Mr. Stukes would be entitled to during that time).

Gary Stukes. Globaltron executed an employment agreement dated December 31, 1999 with Gary Stukes, our President. The agreement terminates on December 31, 2002 and is automatically renewable for additional one-year terms unless either party gives the other notice of non-extension in writing at least ninety days prior to the end of the then current term. Pursuant to such employment agreement, Mr. Stukes is to receive an annual base salary of $276,000 for the portion of the year ending December 31, 2000. The annual base salary for each additional calendar year shall be increased by 7.5% over the base salary of the prior year. The agreement also provides that Mr. Stukes is entitled to receive all normal Company benefits, reimbursement for reasonable out-of-pocket expenses incurred in connection with Company business and use of a premium class automobile. Additionally, the agreement provides for a bonus based upon growth in our public market capitalization ("market cap") equivalent to 2% of the excess of ending market cap (as defined in the employment agreement) over the beginning market cap (as defined in the employment agreement) for a 3-year period ending December 31, 2002. The agreement also provides that Mr. Stukes is entitled to receive incentive warrants for up to 500,000 shares of our Common Stock, exercisable in increments over a 3-year period, for attainment of specified revenue and EBITDA goals. Pursuant to the employment agreement, Mr. Stukes is subject to confidentiality, nonsolicitation and noncompetition provisions. At no time may he divulge any confidential information concerning our business or trade secrets. Additionally, during his employment and for one year thereafter, Mr. Stukes may not

         o solicit or divert from us the telecommunications services of any person or entity for which we provided telecommunications services at any time during the period of 12 months immediately preceding the time of such solicitation or diversion and with whom Mr. Stukes has significant contact, or solicit or induce any person employed by us to leave such employment, or

         o engage in the same line of business.

In consideration for the foregoing covenant not to solicit and not to compete, we will pay Mr. Stukes a consulting fee (based on his same rate of pay as set forth above) for one year following the termination of his employment. In the event of a change of control of Win-Gate (as defined in the employment agreement), and we terminate Mr. Stukes' employment, we will pay Mr. Stukes his base salary then in effect for the remaining term of the agreement (together with such benefits as Mr. Stukes would be entitled to during that time), and Mr. Stukes would remain eligible to receive the market cap bonus attributable to calendar years up to and including the year of termination and to exercise the incentive warrants granted.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following table shows, as of October 6, 2000, the Common Stock owned beneficially by (i) each of our Executive Officers, (ii) each of our current Directors and each "Nominee for Director", (iii) all Executive Officers and Directors as a group, and (iv) each person known by us to be the "beneficial owner" of more than five percent of our Common Stock. "Beneficial ownership" is a technical term broadly defined by the Securities and Exchange Commission to mean more than ownership in the usual sense. For example, you "beneficially" own Common Stock not only if you hold it directly, but also if you indirectly (through a relationship, a position as a director or trustee, or a contract or understanding), have (or share the power to vote the stock, or sell it) the right to acquire it within 60 days. Except as disclosed in the footnotes below, each of the Executive Officers, Directors and Nominees for Directors listed have sole voting and investment power over his shares. As of October 6, 2000, there were 19,136,702 shares of Common Stock issued and outstanding and approximately 395 holders of record.

                                                                                         Shares          Percentage
                                                                                      Beneficially       Beneficially
Name(1)                              Current Title                                       Owned           Owned

Gary D. Morgan(2)                    Chairman of the Board of Directors                4,000,000              20.9%
Kevin P. Fitzgerald(3)               Chief Executive Officer and Nominee for Director   192,000                 **
Gary D. Stukes                       President and Chief Operating Officer              275,000                1.4%
David Walsh(4)                       Vice President of Finance of Globaltron            250,000                1.3%
Alvaro Davila Pena(5)                President and Chief Operating officer of Latin     100,000                 **
                                     American Operations, Director
Roman Fisher                         Director                                             -0-                  -0-
All Executive Officers, Directors and                                                  4,817,000              24.6%
Nominees for Directors as a group
(six persons)
Oriental Allied Holdings(6)                                                            1,000,000               5.2%
Tremaine Trading Co.(7)                                                                4,294,000              22.4%
-------------
*Less than 1%.

(1) Except as described in the following notes, the address for each of Win-Gate's Directors, Executive Officers and Nominees for Directors is
        100 N. Biscayne Boulevard, Suite 2500, Miami, Florida 33132.

(2) As an inducement for GNB Bank of Panama to lend Win-Gate $5.0 million plus interest, pursuant to a letter dated February 29, 2000 (the "February Letter Agreement") from Gary D. Morgan, Win-Gate's Chief Executive Officer and Chairman of the Board, to GNB Bank, Mr. Morgan agreed to the following:

              (a) Through February 29, 2003, he would not sell, exchange or transfer any or all of his Win-Gate Common Stock, other than in the event of a merger, consolidation or sale of assets, or other reorganization,

              (b) After February 29, 2003, if and to the extent he transfers all or part of his Common Stock, GNB Bank has tag-along rights on any Common Stock sold or transferred by Mr. Morgan, on the same terms and conditions,

              (c) To vote his Common Stock in favor of GNB Bank's designees nominated to serve as one member of Win-Gate's Board of Directors, and

              (d) Will not vote his Common Stock without GNB Bank's permission regarding certain corporate actions.

         If Mr. Morgan does not vote his shares according to Nos. (c) or (d) above, then in addition to other rights and remedies that are available to GNB Bank, Mr. Morgan will appoint GNB Bank as his irrevocable proxy.

         GNB Bank has advised Win-Gate that as Mr. Morgan's proxy, it would have voted in favor of each of the Proposals described in this Information Statement.

(3) Represents options to purchase up to 192,000 shares at $5.50 per share through October 1, 2010.

(4) Represents the right to purchase up to 250,000 shares at $.01 per share within sixty days upon the happening of certain events.

(5)      Mr. Pena's address is Carrera 23, #94-33, Bogota, Colombia.

(6) The address is c/o Trident Trust Company, King's Court, Bay Street, Nassau, Bahamas, Attention: Mr. Peter Waller.

(7)      The address is c/o Proskauer Rose LLP, 1585 Broadway, New York,
         New York.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 21, 2000, Win-Gate completed a transaction with all of the shareholders of Globaltron Communications Corporation. Pursuant to the Agreement, Win-Gate acquired all of the issued and outstanding shares of Globaltron and Globaltron has become a wholly-owned subsidiary of Win-Gate. As consideration for the Globaltron shares, Win-Gate issued an aggregate of approximately 13.3 million shares of Win-Gate's Common Stock to the former Globaltron shareholders. Prior to the transaction,

         o Gary D. Morgan, Win-Gate's current Chief Executive Officer and Chairman of the Board, owned approximately 55% of Globaltron's shares,

         o David Walsh, Globaltron's Vice President of Finance, owned 4.3% of Globaltron's outstanding shares, and

         o Gary P. Stukes, Win-Gate's President and Chief Operating Officer, owned 1.8% of Globaltron's outstanding shares.

Other than the transaction described above, Win-Gate is not aware of any existing arrangements which may result in a change of control of Win-Gate.

Alvaro Davila Pena, Vice President and Chief Operating Officer of Latin American Operations and a Director of Win- Gate, is an attorney and partner in the law firm of Davila Davila Asociados LTDA in Bogota, Colombia. Mr. Pena and his law firm perform certain legal services on Win-Gate's behalf. The fees for these legal services are invoiced at the firm's normal and customary rates. Mr. Davila is also reimbursed for all out-of-pocket expenses incurred in connection with his performing legal services for us. As of July 31, 2000, the total amount invoiced from the law firm to Win-Gate and its affiliates was $169,270.00

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)  Exhibits

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
10.13    Term Sheet dated July 13, 2000 between Globaltron Communications Corporation and Tropico Sistemas e
         Telecomunicacoes S.A. (5)
10.14    Term Sheet dated July 11, 2000 between Globaltron Communications Corporation and CPqD Technologies.(5)
10.15    Equipment Financing Agreement dated June 23, 2000 between Globaltron Communications Corporation and
         Gallant Capital & Finance, LLC.  (5)
10.16    Term Sheet dated June 13, 2000 between Win-Gate Equity Group, Inc. and ECI Telecom Ltd. (5)
10.17    Executive Employment Agreement between Globaltron Communications Corporation and Gary Stukes. (5)
10.18    Purchase and Sale Agreement dated July 11, 2000 between Globaltron Communications Corporation, Tropico
         Sistemas e Telecomunicacoes S.A. and Singer Products Inc. (5)
10.19    License Agreement dated July 11, 2000 between Globaltron Communications Corporation, CpqD Technologies
         and Systems, Inc. and Singer Products Inc. (5)
10.20    Services Agreement dated July 11, 2000 between Globaltron Communications Corporation and Singer
         Products, Inc. (5)
10.21    Satellite Bandwidth Agreement dated November 9, 1999 between Globaltron Communications
         Corporation and Satelites Mexicanos, S.A. de C.V. (5)
10.22    Contract of Sale dated November 9, 1999 between Globaltron Communications Corporation and
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

(5) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000 (File No. 333- 5188-A), filed with the Commission on August 25, 2000 as amended on August 28, 2000.

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

(iv) Subsequent to December 31, 1999, the Company filed on August 25, 2000, a Current Report on Form 8-K with respect to the change of Win-Gate's fiscal year end from December 31 to March 31.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIN-GATE EQUITY GROUP, INC.


By: /s/ Gary D. Morgan
    -----------------------------------------
    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Win-Gate has duly caused this statement to be signed on its behalf by the undersigned.

                                                   By Order of the Board of Directors
                                                   /s/   Gary D. Morgan
                                                   -------------------------------------------------------------------
Dated: October 6, 2000                                     Gary D. Morgan, Chief Executive Officer and
                                                           Chairman of the Board of Directors of Win-Gate Equity
                                                           Group, Inc. (Principal Executive Officer)

                                                   /s/ David Walsh
                                                   -------------------------------------------------------------------
Dated: October 6, 2000                                     David Walsh, Vice President of Finance (Principal
                                                           Financial Officer)

                                                   /s/   Alvaro Davila Pena
                                                   -------------------------------------------------------------------
Dated: October 6, 2000                                     Alvaro Davila Pena, Director

                                                   /s/ Roman Fisher
                                                   -------------------------------------------------------------------
Dated: October 6, 2000                                      Roman Fisher, Director
