Form 10QSB
period 2000-09-30
WIN GATE EQUITY GROUP INC
filed 2000-11-20
CIK 1017837

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000
                               -------------

|_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to __________

                         Commission file number 0-23199
                                                -------

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

            100 No. Biscayne Boulevard, 25th Floor, Miami, Florida 33132
             -------------------------------------------------------
                    (Address of Principal Executive Offices)

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

Yes        No  X
   ------    ------

At September 30, 2000 there were 19,136,702 shares of the issuer's Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes        No   X
   ------    -------

                  WIN-GATE EQUITY GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                            PAGE NUMBER
                                                                                            -----------
PART I -  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
3                  September 30, 2000 (unaudited) and March 31, 2000

                  UnauditedConsolidated Statements of Operations for the six
                           months and the three months ended September 30, 2000
                           and 1999

4                          Unaudited Consolidated Statements of Cash Flows for the
                  six months ended September 30, 2000 and 1999
5

                  Notes to Consolidated Financial Statements

6

Item 2.           Management's Plan of Operation

7

PART II -  OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

15

                  SIGNATURES
17

EXHIBIT 27.1

                         PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced a net loss of $4,861,063 for the year ended March 31, 2000 and a net loss of $8,047,182 for the six months ended September 30, 2000. The Company used cash of $1,775,837 in its operations for the year ended March 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Plan of Operation. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                  Win-Gate Equity Group, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                September 30, 2000 (Unaudited) and March 31, 2000

                                     ASSETS

                                                                                   September 30,   March 31,
                                                                                       2000          2000
                                                                                   ------------    ------------
                                                                                   (Unaudited)
Current assets
    Cash                                                                           $  2,453,409    $  4,055,992
    Accounts receivable, less allowance for doubtful
      accounts of $45,300 and $4,300                                                    215,206         120,250
    Prepaid expenses and other current assets                                           326,419         118,855
    Deferred loan costs, net                                                         24,236,767              --
                                                                                   ------------    ------------

               Total current assets                                                  27,231,801       4,295,097

Property and equipment, net                                                          20,681,990      10,065,869
Goodwill                                                                             12,496,902       2,070,918
Capitalized license in Columbia, net                                                  4,922,105              --
Deposits and other                                                                    1,365,549         524,442
                                                                                   ------------    ------------

               Total assets                                                        $ 66,698,347    $ 16,956,326
                                                                                   ============    ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
    Loans payable                                                                  $  1,576,000    $    667,000
    Accounts payable                                                                  9,316,887       3,641,057
    Capital lease obligations, current portion                                        4,025,927       1,583,814
    Customer deposits                                                                   765,922         767,406
    Accrued expenses and other current liabilities                                      779,605         614,231
                                                                                   ------------    ------------
               Total current liabilities                                             16,464,341       7,273,508

Long-term capital lease obligations, net of current portion                          15,471,068       6,072,106

Long-term note payable                                                                7,000,000              --

Convertible loans payable to bank                                                     6,000,000       5,000,000

Minority interest                                                                       749,743              --

Stockholders' equity
    Common stock, par value of $.001, 20,000,000 shares
      authorized; 19,136,702 and 18,150,702 shares issued
      and outstanding as of September 30, 2000 and
      March 31, 2000, respectively                                                       19,137          18,150
    Additional paid-in capital                                                       33,906,303       3,457,625
    Accumulated deficit                                                             (12,912,245)     (4,865,063)
                                                                                   ------------    ------------
               Total stockholders' equity (deficit)                                  21,013,195      (1,389,288)
                                                                                   ------------    ------------

               Total liabilities and stockholders' equity (deficit)                $ 66,698,347    $ 16,956,326
                                                                                   ============    ============


         The accompanying notes are an integral part of this statement.

                  Win-Gate Equity Group, Inc. and Subsidiaries

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

      For the Six Months and Three Months Ended September 30, 2000 and 1999

                                                                Six Months Ended                         Three Months Ended
                                                        ---------------------------------        ----------------------------------
                                                        September 30,       September 30,         September 30,        September 30,
                                                            2000                 1999                 2000                 1999
                                                        ------------         ------------         ------------         ------------

Revenue                                                 $  1,540,822         $         --         $  1,003,542         $         --

Expenses
    Cost of sales                                          2,512,661                   --            1,411,241                   --
    General and
      administrative                                       4,665,365               25,683            2,731,078               25,683
    Depreciation and
      amortization                                         1,367,055                   --              878,055                   --
    Stock related expense                                         --               32,400                   --                   --
    Goodwill and intangibles
      amortization                                           236,132                   --              141,679                   --
                                                        ------------         ------------         ------------         ------------

               Operating loss                             (7,240,391)             (58,083)          (4,158,511)             (25,683)

Other income (expense)
    Amortization of deferred
      loan costs                                            (410,793)                  --             (410,793)                  --
    Interest expense, net                                   (395,998)                  --             (242,708)                  --
                                                        ------------         ------------         ------------         ------------

               Loss before
                 provision for
                 income taxes                             (8,047,182)             (58,083)          (4,812,012)             (25,683)

Income tax benefit                                                --                   --                   --                   --
                                                        ------------         ------------         ------------         ------------

               Net loss                                 $ (8,047,182)        $    (58,083)        $ (4,812,012)        $    (25,683)
                                                        ============         ============         ============         ============

Net loss per common share -
  basic and fully diluted                               $       (.44)        $       (.01)        $       (.26)        $         --
                                                        ============         ============         ============         ============

Weighted average of common
  shares outstanding                                    $ 18,147,646         $ 11,878,562         $ 18,164,591         $ 11,961,878
                                                        ============         ============         ============         ============




         The accompanying notes are an integral part of this statement.

                  Win-Gate Equity Group, Inc. and Subsidiaries

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2000 and 1999

                                                                           Six Months Ended
                                                                     ----------------------------
                                                                     September 30,  September 30,
                                                                          2000          1999
                                                                      -----------    -----------
Cash flows from operating activities
     Net loss                                                         $(8,047,182)   $   (58,083)
     Adjustments to reconcile net loss to net cash used
       in operating activities, net of purchase
         Professional services paid for in common stock                        --         32,400
         Depreciation and amortization                                  2,013,980             --
         Provision for bad debts                                          103,440             --
         Changes in assets and liabilities
              Increase in accounts receivable                            (198,194)            --
              Increase in deposit and other                              (517,186)            --
              Increase in prepaid expenses and other current assets      (207,564)            --
              Increase in accounts payable                              2,694,173         17,876
              Decrease in accrued expenses and other liabilities         (549,638)            --
                                                                      -----------    -----------

                  Net cash used in operating activities                (4,708,171)        (7,807)
                                                                      -----------    -----------

Cash flows from investing activities
     Acquisitions of property and equipment                               (89,995)            --
     Acquisition of Interloop, net of cash acquired                     1,295,583             --
                                                                      -----------    -----------

                  Net cash provided by investing activities             1,205,588             --
                                                                      -----------    -----------

Cash flows from financing activities
     Proceeds from loan                                                 2,900,000             --
     Payment on loan                                                   (1,100,000)            --
     Proceeds from private placement                                           --        880,035
                                                                      -----------    -----------
                  Net cash provided by financing
                    activities                                          1,900,000        880,035
                                                                      -----------    -----------

Net (decrease) increase in cash                                        (1,602,583)       872,228

Cash at beginning of year                                               4,055,992             --
                                                                      -----------    -----------

Cash at end of period                                                 $ 2,453,409    $   872,228
                                                                      ===========    ===========



                                                                 (continued)

                  Win-Gate Equity Group, Inc. and Subsidiaries

              For the Six Months Ended September 30, 2000 and 1999

                                                          Six Months Ended
                                                    ----------------------------
                                                    September 30,  September 30,
                                                        2000            1999
                                                    -----------   --------------
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Taxes                                      $        --   $           --
                                                    ===========   ==============
         Interest                                   $   396,000   $           --
                                                    ===========   ==============

Non-cash activity:
     For the six months ended September 30, 2000, the Company entered in the following non-cash transactions:

         In connection with a finder's fee, loan costs of approximately $25 million were incurred through the selling of Company stock by the principal stockholder at less than fair value.

         Purchased  73.4%  of  Interloop  Americas,  Inc.  and
         Subsidiaries for 1,000,000 shares of Company stock and a $7 million note payable.

         Purchased approximately $12 million of equipment using capital leases.

     For the six months ended September 30, 1999, the Company entered into capital leases for approximately $1 million in equipment.

         The accompanying notes are an integral part of this statement.

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Generally accepted accounting standards also require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclose contingent assets and liabilities at the date of the financial statements. Significant estimates include those made for the allowance for uncollectible accounts, and contingencies. Actual results could differ from those estimates. Operating results for the six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

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

NOTE B - OPERATIONS OF THE COMPANY

         The Company is a multinational facilities-based provider of integrated communications services in emerging markets to U.S. based local and long distance telecommunications operators. On behalf of such U.S. based operators, the Company transports voice, data and broadband services to its foreign networks. The Company currently operates nine telecommunications networks located primarily in the United States, Caribbean and South America. In addition, the Company maintains operating agreements that enable it to deliver similar services in many countries throughout the world using the networks of others.

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


         On September 27, 2000, Gary D. Morgan, the Chairman of the Board of Directors of Win-Gate sold 4,294,000 shares of Win-Gate common stock held by him to Tremaine Trading Co., an Isle of Man company, for $42,940. The sale was a result of an agreement by Mr. Morgan to personally pay a finder's fee in Win-Gate common stock to Tremaine if Tremaine introduced Win-gate to an entity that would provide Win-Gate with not less than $3.0 million in loans or equity. Note D describes the resulting loan.

        Prior to the transaction, Mr. Morgan owned 8,294,000 shares of Win-Gate common stock, representing approximately 45.7% of Win-Gate's outstanding common stock, as of September 27, 2000. Following the transaction, Mr. Morgan currently owns 4,000,000 shares of Win-Gate common stock, representing approximately 22.1% of Win-Gate's outstanding common stock and Tremaine now owns 4,294,000 shares, representing 23.7% of Win-Gate outstanding common stock (each as of September 27, 2000). Tremaine is now Win-Gate's largest shareholder. The Company has recorded the difference between the market value of 4,294,000 shares and $42,490 as a deferred loan cost that is being amortized over the life of the loan.

         Pursuant to an executive employment agreement executed September 27, 2000, by an between Win-Gate Equity Group, Inc, and Kevin P. Fitzgerald, Mr. Fitzgerald was appointed Chief Executive Officer of the Company. In addition to his duties as Chief Executive Officer, the Company intends to nominate Mr. Fitzgerald to the Company's Board of Directors. Mr. Fitzgerald has had extensive telecommunications and investment banking experience and holds an M.B.A. degree in Finance from Fordham University.

        The executive employment agreement executed by Mr. Fitzgerald terminates on September 2, 2002 and is automatically renewable for additional one-year terms unless either party gives the other notice of non-extension in writing at least ninety days prior to the end of the then current term. Pursuant to such employment agreement, Mr. Fitzgerald is to receive an annual base salary of $300,000. The agreement also provides that Mr. Fitzgerald is entitled to receive all normal Company benefits and reimbursement for reasonable out-of-pocket expenses incurred in connection with Company business. Additionally, the agreement provides for a bonus in the discretion of the Company's Board of Directors. The agreement also provides that Mr. Fitzgerald is entitled to receive options for up to 960,000 shares of our Common Stock, exercisable at $5.50 per share through October 1, 2010, which options vest in 192,000 increments upon effective date of the executive employment agreement and every six months thereafter; provided that Mr. Fitzgerald is employed as CEO pursuant to the agreement. Any options granted at a price which is below market value at the date of grant will be expensed in accordance with accounting rules.

        He is also subject to confidentiality, non-solicitation and non-competition provisions. At no time may he divulge any confidential information concerning our business or trade secrets. Additionally, during his employment and for one year thereafter, Mr. Fitzgerald may not:

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

In the event of a change of control of Win-Gate (as defined in the employment agreement), and Mr. Fitzgerald's employment is terminated, Mr. Fitzgerald will be paid his base salary then in effect for the remaining term of the agreement (together with such benefits as Mr. Fitzgerald would be entitled to during that time).

Note C - ACQUISITIONS

         Pursuant to a Stock Purchase Agreement dated as of April 11, 2000, Win-Gate acquired 2,495,636 shares of Interloop Americas Inc., a British Virgin Islands corporation ("Interloop Americas"), representing 73.4% of the then outstanding stock of Interloop Americas and 159,682 shares of Interloop S.A. Nacional de Telecomunicaciones E.S.P., a Colombian corporation ("Interloop Colombia"), representing approximately 6.0% of the then outstanding stock of Interloop Colombia from Oriental Allied Holdings Ltd., a Bahamian corporation ("OAH"). In consideration for the shares of Interloop Americas and Interloop Colombia,

Win-Gate issued 1.0 million shares of its common stock which had a market price of approximately $5.75 per share at the time of issuance and a promissory note ("Note") in the principal amount of $7.0 million inclusive of interest at 12% per year, due on or before October 31, 2001, for a total consideration of approximately $12,750,000. The Note is secured by 761,000 shares of Interloop Americas shares held by Win-Gate. The transaction with OAH closed on September 20, 2000.

          The Note may be prepaid at any time between April 1, 2001 to April 30, 2001. If not prepaid during that time period, OAH may convert the Note into 500,000 shares of Win-Gate common stock, or into any other class of equity securities into which GNB Bank may convert its loan.

         Interloop Americas is a holding company which owns shares of Interloop Colombia. Interloop Colombia is a telecommunications operator based on Bogota, Colombia, that holds a package of licenses assigned by the Ministry of Communications to provide fixed wireless telephony in Colombia's ten largest cities.

         Certain acquisition disclosures required by accounting rules will be forthcoming and may result in adjustments to the purchase accounting estimates used to record this transaction as of September 30, 2000.

NOTE D - LOANS PAYABLE, COMMITMENTS AND CONTINGENCIES

         In July 2000, the Company executed a financing proposal to obtain $10,000,000 for the purchase of digital local and tandem softswitch equipment and services. The arrangement is expected to have a term of 7 years, and has an interest rate of 11.5%. No part of this facility has been used as of November 20, 2000.

         In July 2000, the Company entered into a loan agreement whereby the lender loaned the Company the principal amount of $900,000, plus interest at a rate of 12% per annum. The loan proceeds are being used for working capital needs. The loan is evidenced by an unsecured convertible promissory note due October 27, 2000. The Company and the lender have entered into negotiations to extend the term of the loan agreement beyond October 27, 2000.

         In July 2000, the Company received an extension on the note payable related to the acquisition of Startcomm Corporation. The note payable was extended from May 1, 2000 to November 30, 2000. In consideration for the extension of the loan, the Company has issued an additional 6,000 shares of common stock to the former ownners of Startcomm Corporation.

         In connection with a Loan Agreement (the "Loan Agreement") dated September 27, 2000 by and among Win-Gate, Globaltron, Gary D. Morgan ("Morgan" and along with Globaltron, the "Guarantors"), and Colpafinsa, S.A., a Panamanian corporation ("CSA"). CSA loaned Win-Gate the principal amount of $4.0 million plus interest at the base rate announced by Citibank N.A plus 1% (the "Loan") and evidenced by a promissory note (the "Note") due on or before the earlier of
(i) six months from the date of the Loan or upon Win-Gate receiving $20.0 million pursuant to a Qualifying Private Placement, as defined below (the "Maturity Date"). A Qualifying Private Placement is defined as a private placement of Win-Gate's Common Stock or any other class of its equity securities with a preference (as to liquidation, dividend or otherwise) to the Common Stock of not less than $20.0 million to persons unrelated to Colpafinsa ( the "Qualifying Private Placement") for cash consideration paid of $10 or more per share.

          The sum of $2.0 million was loaned to Win-Gate on Septmeber 27, 2000, an additional $500,000 will be loaned on October 13, 2000, $500,000 will be loaned on October 30, 2000 and the remaining $1.0 million will be loaned to Win-Gate on November 30, 2000. Morgan has pledged his 4,000,000 of his Win-Gate common stock to CSA, which pledge is subject to a senior pledge of Morgan's shares to GNB Bank, S.A., a Panamanian bank ("GNB Bank"). This Loan is subordinate to the $5.0 million loan made by GNB Bank to Win-Gate, which is guaranteed by Globaltron and evidenced by a Loan agreement dated February 29, 2000 and subsequently guaranteed by Morgan on September 27, 2000 pursuant to a Pledge and Security Agreement.

         Of the initial $2.0 million received by Win-Gate, as assignee of Morgan, Win-Gate repaid $1.0 million of its obligations to GNB Bank. Interest on the Note and Loan is payable upon the Maturity Date.

NOTE E - SUBSEQUENT EVENTS

         Effective October 2, 2000, Gary D. Morgan resigned as the Chief Executive Officer of Win-Gate and of its wholly-owned subsidiary, Globaltron Communications Corporation ("Globaltron"). Contemporaneously, Kevin P. Fitzgerald became the Chief Executive Officer of Win-Gate and of Globaltron pursuant to a two year employment agreement with Win-Gate. Mr. Morgan continues to serve as the Chairman of the Board of Directors of Win-Gate and of Globaltron.

            In October 2ooo, the Company was informed that a definitive loan agreement would not be presented by Gallant Capital and Finance, LLC ("Gallant") in relation to a previous memorandum of understanding executed dated June 27, 2000 between the Company and Gallant. Under terms of the subject memorandum, Gallant was to acquire a portion of the Lucent Technologies capital lease portfolio, which included equipment leases pertaining to an Equipment Financing proposal executed August 23, 1999 between the Company and Lucent Technologies. As of September 30, 2000, the Company has received approximately $13,800,000 of equipment related to this facility. The Company has been assured by Lucent Technologies that the leases subject to this facility will remain in effect while alternative proposals are determined.

             The Company announced that the 2000 annual meeting of Win-Gate Equity Group, Inc. Shareholders will be held on November 17, 2000, at 10:00 a.m., local time, at the offices of Proskauer Rose LLP, 1585 Broadway, New York, New York 10036-8299. The purposes of the meeting are to:

      o Elect three directors to serve until the next annual shareholders' meeting,

      o Change the corporate name from Win-Gate Equity Group, Inc. to Globaltron Corporation,

      o     Increase the number of shares of authorized stock from

                       -20 (twenty) million shares of Common Stock to 100 (one hundred) million shares of Common Stock, and -5 (five) five million shares of Preferred Stock to 20 (twenty) million shares of Preferred Stock,

      o     Adopt the 2000 Win-Gate Stock Incentive Plan, and

      o Ratify Grant Thornton LLP as Independent Certified Public Accountants for the Company.

             Since May, 2000, the Company has been in negotiations for the possible acquisition of Atlas Communications, Ltd, a telecommunications carrier that provides integrated international and domestic long distance service to wholesale and retail customers. In October 2000, the Company decided not to proceed with the acquisition and ended negotiations with Atlas Communications Ltd. As a result of the determination not to proceed with the acquisition, the Company will incur certain legal and operational expenses related to this event, subject to offset for services provided to Atlas Communications Ltd. by the Company. At this time, it is the opinion of management of the Company that it is not possible to estimate what these associated fees and costs might be, with corresponding offsets in favor of the Company, and have, accordingly, made no provision for their inclusion into the Financial Statements of the Company for the period ended September 30, 2000.

              In November 2000, the Company installed additional switch capacity at its New York City switch facility. This installation has increased the Company's interconnect capability by 400%, supporting the Company's growth in South America and international arbitrage.

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

         For the fiscal year ended March 31, 2001, the Company also intends to initiate or expand operations in various locations in South America and the Caribbean. The Company has signed definitive agreements to enter the Competitive Local Exchange Carrier (CLEC) business in a 5-country area of South America. Initial operations are anticipated to begin in Colombia in the last quarter of calendar year 2000, Peru in the first quarter of year 2001, and continue with build-out over the following 3 years.

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

                  The Company is working toward establishing a highly reliable, technologically advanced international transport network. The international convergent IP network is being constructed using technology from Lucent Technologies and Cisco Systems. The network is being built end to end using cell based ATM switching and Internet Protocol for integrated voice, data and video applications. The transport network is optic utilizing a bi-directional SONET ring architecture where fiber is available. A Network Operations Center for comprehensive network management is staffed 24 hours per day, 365 days per year to monitor the worldwide network. In addition, the Company's switching platform possesses full E1/T1 capability to accommodate the standards of most every country in the world. The Company believes that its network characteristics will meet and exceed its customer's demands for reliability, quality and capacity.

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

         o Capitalize on Experienced Management. The Company's management team is made up of individuals with significant industry experience. Gary Morgan, the Company's founder, Chairman of the Board, has twenty-two years of industry experience in both domestic and international communications. Kevin Fitzgerald, newly appointed Chief Executive Officer, is a former senior executive and Board member of national and international telecommunications providers. Gary Stukes, the Company's President and Chief Operating Officer, has over twenty years of industry experience including twelve years with AT&T and a previous position as Vice President of Carrier Sales at Totaltel.

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

Results of Operations

         The discussion below relates to results of operations for the three months and six months ended September 30, 2000. The Company does not believe that it is meaningful to compare changes from the corresponding period in the preceding year due to the significant change in the Company's operations subsequent to the Globaltron acquisition and the nominal operations of Globaltron in such prior fiscal period.

         Revenues for the three month and six month period ending September 30, 2000 totaled $1,003,500 and $1,540,700, respectively, reflecting growth in both the carrier sales segment and the arbitrage sales business of the Company. Revenues from direct wholesale carrier termination sales of international voice and data telecommunications into the Company's foreign site Points of Presence
(POP) were $670,500 for three months and $1,007,700 for the six months ending September 30, 2000.

         Arbitrage sales occur from packaging wholesale foreign termination rates from third-party carriers and reselling them to carriers that connect to one of the Company's domestic switch sites. The Company incurs no transport or foreign site termination costs with arbitrage sales as all inbound/outbound call switching is done within the Company's switch sites. Arbitrage revenue totaled $310,200 for the three month period and $476,000 for the six month period. Arbitrage revenue is expected to increase in future periods as the Company adds switch port capacity at its domestic switch sites in New York City and Miami.

         During the three month period ending September 30, 2000, revenue from the resale of excess satellite bandwidth totaled $22,800 and $57,000 for the six month period. The Company has now allocated all of its bandwidth to its foreign sites under development; therefore, the Company does not expect to have any satellite bandwidth available for resale in future periods. Interest income for the three month period totaled $4,200 and $26,500 for the six months, and is netted against interest expense on the accompanying financial statements.

         The Company has contracted with providers of telecommunications transport services and facilities to process call traffic over its national and international network. Such expenses, which include fixed recurring monthly costs and variable usage fees for termination costs, constitute 82% of the Cost of Goods Sold for the three month and 85% of the Cost of Goods Sold for the six month period ended September 30, 2000. Arbitrage fees, which are the costs charged by carriers to process the Company's off-net arbitrage traffic, were 18% of total Cost of Goods Sold for the three months and 15% of total Cost of Goods Sold for the six months. Arbitrage fees comprised 86% of Arbitrage Sales Revenue for the three month period, and 78% of Arbitrage Sales Revenue for the six month period. The Company includes service commissions paid to its foreign site operators as a component of Cost of Goods Sold. Such commissions totaled $28,300 for the three month period and $7,200 for the six month period.

         Selling, General, and Administrative (SG&A) expenses were $2,731,100 for the three month period and $4,665,400 for the six month period ended September 30, 2000. Approximately $522,400 and $1,309,500, related to professional fees for the three month and six month periods, respectively. As a percentage of SG&A, professional fees comprised 19% of the three month period and 28% of the six month period. Legal and accounting services were the major expense factors of professional fees, and comprised 86% and 69% of the total professional fees for the three month and six month periods, respectively. The Company expensed $1,183,300 relating to discontinued foreign site operations in the three month period, for a total of $1,203,600 for the entire six months.

Salaries and wages for the three months totaled $439,500, or 16% of SG&A, and $997,700 for the six months, which comprised 21% of SG&A for the six month period. Rent and occupancy expense incurred for the three month period was 198,400, 7% of SG&A, and $387,100, or 8% of six month SG&A. Travel expenses were $94,000 for three months, 3% of SG&A, and $233,600 for the six month period, representing 5% of SG&A. Tangible personal property tax expenses were $120,900 for the six months, divided equally between each quarter. Telephone expense was $59,500 for three months and $113,000 for the full six month period. All insurance related costs totaled $54,000 for the three month period, and $103,600 for the six month period. Bad debt expense was $45,300 for three months and $103,400 for the six month period. All other SG&A expenses totaled $117,500 for the six month period, or less than 3% of total SG&A.

         Depreciation expense for the period ended September 30, 2000 totaled $878,100 for the three month period and $1,367,100 for the full six months. Amortization of Goodwill incurred as a result of acquisition of subsidiary companies was $141,700 for the three month period and $236,100 for six months.


         Net interest expense for the six months ended September 30, 2000, was $242,700 for three months and $396,000 for the full period. Total costs and expenses for the period were $5,815,600 for the three month period and $9,588,000 for the six month period. The Company recorded a net loss from operations of $4,812,000 for the three months and $8,047,200 for the six month period ended September 30, 2000.


Liquidity and Capital Resources

         As of September 30, 2000, the Company was operating 9 networks. The costs associated with the initial construction and operation of a network may vary, primarily due to market variations in geographic and demographic characteristics, and the types of construction technologies which can be used to deploy the network. As the Company develops, introduces and expands its high-speed data/Internet and voice services in each of its markets, additional capital expenditures and net operating costs will be incurred. The amount of these costs will vary, based on the number of customers served and the actual services provided to the customers.

         The Company is incurring negative cash flows due, in major part, to the funding requirements for working capital, network construction or development, and voice services. Through September 30, 2000, the Company had invested approximately $21,303,000 in network infrastructure and telecommunications equipment The Company expects it will continue to incur negative cash flow for at least two years. There can be no assurance that the Company's networks or any of its other services will ever provide a revenue base adequate to sustain profitability or generate positive cash flow. The Company estimates that in calendar 2000, capital required for implementation of its integrated networks and its other services and to fund negative cash flow, including interest payments, will be significant. As of September 30, 2000, the Company's cash balance was approximately $2,441,900.

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

         On October 25, 1999, the Company entered into two separate Equipment Financing Agreements with Cisco Systems Capital Corporation. On January 24, 2000, the Company entered into an additional Equipment Financing Agreement with Cisco Systems Capital Corporation. Pursuant to the Agreements, the Company has the ability to borrow up to an aggregate of $6,373,048 in order to purchase switches and routers and for related ancillary costs for equipment maintenance, installation and preparation. The facility is available in 3 phases. The Agreement has a term of 36 months for the purchase of equipment and 24 months for ancillary costs including shipping, taxes, installation, cabling and software. As of September 30, 2000, all funds available under the equipment facility have been borrowed.

         On August 23, 1999, Globaltron entered into an Equipment Financing proposal with Lucent Technologies. Pursuant to the proposal, the Company had the ability to borrow up to $10 million in order to purchase Lucent Technologies equipment and services and to pay for ancillary costs associated with the installation and preparation of equipment for operation. The equipment facility was divided into 3 phases. Phase one was for up to $1,750,000 and was to be used towards the purchase equipment to be deployed outside the United States. Phase two was for up to $6,750,000 and was to be used towards the purchase of equipment to be deployed in the United States. Phase three was for up to $1,500,000 and was to be used towards the purchase of Lucent Technologies professional services, plus costs relating to taxes and shipping. On September 15, 1999, Globaltron entered into a Master Conditional Sale Agreement with Lucent Technologies finalizing all of the terms and conditions of the Equipment Financing Proposal. Through April 30, 2000, Globaltron borrowed approximately $9 million under the Lucent Technologies facility. Lucent Technologies subsequently decided to decrease their financing role and turned new financings and renewals to third party lenders. On June 27, 2000, the Company entered into a Equipment Financing Agreement with Gallant Capital and Finance, LLC. The original Lucent $10 million facility was assigned to Gallant Capital and rolled into the Gallant Capital facility and an additional $10 million was available for borrowing under the new Gallant Capital facility. The Gallant Capital Agreement has a term of 60 months and an annual interest rate of 12%. As of September 30, 2000, the Company has borrowed $13.8 million under the Gallant Capital Agreement ($9 million of which was previously delivered under the original Lucent Agreement and $4.8 million of which was delivered under the Gallant Capital Agreement). In October 2ooo, the Company was informed that a definitive loan agreement would not be presented by Gallant Capital and Finance, LLC ("Gallant") in relation to a previous memorandum of understanding executed dated June 27, 2000 between the Company and Gallant. Under terms of the subject memorandum, Gallant was to acquire a portion of the Lucent Technologies capital lease portfolio, which included equipment leases pertaining to an Equipment Financing proposal executed August 23, 1999 between the Company and Lucent Technologies. As of September 30, 2000, the Company has received approximately $13,800,000 of equipment related to this facility. The Company has been assured by Lucent Technologies that the leases subject to this facility will remain in effect while alternative proposals are determined.

         The Company has also recently signed various term sheets for equipment financing. All of these term sheets, which are described below, are subject to the preparation and execution of definitive agreements. There can be no assurance that such definitive agreements will be executed. As such, no funds have been drawn under any of the term sheets described below. In June 2000, the Company entered into a term sheet for the provision of financing by Italtel SPA. Pursuant to the arrangement, the Company would have the ability to borrow up to $60 million in order to purchase carrier switching equipment in 21 countries including the Andean region of South America. The arrangement is expected to have a term of 60 months. Interest will be at LIBOR plus a range of 25 to 75 basis points. On June 13, 2000, the Company entered into a term sheet for the provision of equipment financing with ECI Telecom Ltd. Pursuant to the ECI term sheet, the Company would have the ability to borrow up to $37,500,000 in order to purchase ECI Innowave wireless local loop equipment to be deployed in the Company's wireless local loop projects in South America. The equipment facility is expected to be divided into 6 phases and have a term of 48 months. Each phase will require a down payment by the Company ranging from 35% to 60% of the amount of such phase. Interest will range downward by phase from an initial rate of LIBOR plus 300 basis points. No part of this facility has been used as of November 20, 2000.

         On July 13, 2000, the Company received a proposal to obtain equipment financing from Tropico Sistemas e Telecomunicacoes S.A., CPqD Technologies & Systems, Inc. and Singer Products, Inc. Pursuant to the terms of the proposal, the Company would have the ability to borrow up to $10 million in order to purchase digital local and tandem softswitch equipment with the requisite software and maintenance. The arrangement is expected to have a term of 7 years with interest at 11.5%. No part of this facility has been used as of November 20, 2000.

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

          In connection with a Loan Agreement (the "Loan Agreement") dated September 27, 2000 by and among the Company, Colpafinsa, S.A., a Panama corporation ("CSA"), and Globaltron Communications Corporation, a wholly owned subsidiary of the Issuer ("Globaltron"), CSA made a loan to the Company in the principal amount of $4.0 million plus interest at the base rate announced by Citibank N.A plus 1% (the "Loan") and evidenced by a promissory note (the "Note") due on or before the earlier of (i) six months from the date of the Loan or (ii) upon the Company receiving $15.0 million pursuant to a Qualifying Private Placement, as defined below (the "Maturity Date"). The sum of $2.0 million was loaned to the Company on September 27, 2000, an additional $500,000 million will be loaned to the Company on October 13, 2000, an additional $500,000 will be loaned to the Company on October 31, 2000 and the remaining $1.0 million will be loaned to the Company on November 30, 2000.

          This Loan is subordinate to the $5.0 million loan made by GNB Bank S.A. to the Company, which is guaranteed by Globaltron and evidenced by a Loan agreement dated February 29, 2000. Of the initial $2.0 million received by the Company, the Company will repay $1.0 million of its obligations to GNB Bank, S.A.

          A Qualifying Private Placement is defined as a private placement of the Company's Common Stock or any other class of its equity securities with a preference (as to liquidation, dividend or otherwise) to the Common Stock of not less than $15.0 million to persons unrelated to the Reporting Person (the "Qualifying Private Placement") for cash consideration paid of $10 or more per share. Interest on the Note and Loan is payable upon the Maturity Date.

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

Dated: November 20, 2000


                                    WIN-GATE EQUITY GROUP, INC.


                                    By:    /s/ Gary D. Morgan
                                           -------------------------------------
                                           Gary D. Morgan, Chairman



                                    By:    /s/ Kevin P. Fitzgerald
                                           ------------------------------------
                                           Kevin P. Fitzgerald, Chief Executive
                                           Officer