Form 10QSB
period 2000-12-31
GLOBALTRON CORP
filed 2001-02-20
CIK 1017837

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------
                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

|_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                           Commission File No. 0-23199

                             Globaltron Corporation
              (Exact Name of Small Business Issuer in Its Charter)

                    Florida                               65-0669842
         (State or Other Jurisdiction of             (I.R.S. Employer
         Incorporation or Organization)              Identification Number)

          100 No. Biscayne Boulevard, 25th Floor, Miami, Florida 33132
                    (Address of principal executive offices)

                                 (305) 371-3300
                           (Issuer's Telephone Number)

                           Win-Gate Equity Group, Inc.
      (Former name, former address and former fiscal year, if changed since last report)

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

                         Yes  |X|                No |_|

State the number of shares outstanding of each of the issuer's class of common equity, as of February 7, 2001: 28,136,702

Transitional Small Business Disclosure Format:   Yes |_|       No |X|

                     GLOBALTRON CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                           3

         Consolidated Balance Sheets as of
           December 31, 2000 (unaudited) and March 31, 2000                             4

         Unaudited Consolidated Statements of Operations for the nine Months and
          the three months ended December 31, 2000 and 1999                             5

         Unaudited Consolidated Statements of Cash Flows for the Nine months
          ended December 31, 2000 and 1999                                              6-7

         Notes to Consolidated Financial Statements                                     8

Item 2.  Management's Plan of Operation                                                 11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                              16

Item 2.  Changes in Securities and Use of Proceeds                                      16

Item 3.  Default Upon Senior Securities                                                 17

Item 4.  Submission of Matters to a Vote of Security Holders                            17

Item 5.  Other Information                                                              17

Item 6.  Exhibits and Reports on Form 8-K                                               18

SIGNATURES                                                                              21

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced a net loss of $4,861,063 for the year ended March 31, 2000 and a net loss of $30,686,268 for the nine months ended December 31, 2000. The Company used cash of $848,724 and of $8,344,637 in its operations for the year ended March 31, 2000 and the nine months ended December 31, 2000, respectively.

These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Plan of Operation. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                       GLOBALTRON CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                  December 31, 2000 (Unaudited) and March 31, 2000

                                     ASSETS


                                                             December 31, 2000     March 31, 2000
Current assets

   Cash                                                        $ 10,251,584         $  4,055,992
   Accounts receivable, less allowance for doubtful
     accounts of $236,865 and $60,300                               176,565              120,250
   Prepaid expenses and other current assets                        270,080              118,855
   Deferred loan costs, net                                      11,639,125                 --
                                                               ------------         ------------

          Total current assets                                 $ 22,337,354         $  4,295,097

Property and equipment, net                                      18,363,757           10,065,869

Goodwill                                                                  0            2,070,918
Fair Value of Interloop                                          10,125,000                 --
Deposits and other                                                  386,201              524,442
                                                               ------------         ------------

          Total assets                                         $ 51,212,312         $ 16,956,326
                                                               ============         ============



                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities

   Loan payable                                                $    900,000         $    667,000
   Accounts payable                                               2,652,462            3,641,057
   Capital lease obligations, current portion                     4,071,830            1,583,814
   Customer deposits                                                   --                767,406
   Convertible loans payable to bank                              9,000,000                 --
   Accrued expenses and other current liabilities                 1,561,033              614,231
                                                               ------------         ------------
          Total current liabilities                              18,185,325            7,273,508



Long-term capital lease obligations, net of current portion      15,815,504            6,072,106
Long-term note payable                                            7,000,000                 --

Convertible loan payable bank                                          --              5,000,000

Stockholders' equity
   Preferred stock, par value of $.001, 10,000,000 shares
     authorized, no shares of preferred stock
     issued or outstanding                                                0                    0
   Common stock, par value of $.001, 100,000,000
     shares authorized, 29,690,702 and 18,150,702
     shares issued and outstanding as of
     December 31, 2000 and March 31, 2000,
     respectively                                                    29,690               18,150

   Additional paid-in capital                                    45,733,124            3,457,625
   Accumulated deficit                                          (35,551,331)          (4,865,063)
                                                               ------------         ------------

       Total stockholders' equity (deficit)                      10,211,483           (1,389,288)
                                                               ------------         ------------

       Total liabilities and stockholders' equity (deficit)      51,212,312         $ 16,956,326
                                                               ============         ============

         The accompanying notes are an integral part of this statement.



                                       GLOBALTRON CORPORATION AND SUBSIDIARIES
                                   UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                        For the Nine Months and Three Months Ended December 31, 2000 and 1999



                                                       Nine Months Ended                    Three Months Ended
                                                ----------------------------------------------------------------------

                                                December 31,        December 31,       December 31,        December 31,
                                                    2000               1999               2000                  1999
                                                    ----               ----               ----                  ----
Revenue                                           2,032,767             485,048             491,945             485,048

Expenses
   Cost of sales                                  3,689,077             291,617           1,176,416             265,934
   General and administrative                     6,691,789           1,235,330           2,026,424           1,235,330
   Depreciation and amortization                  2,371,142              86,428           1,004,087              86,428
   Stock related expense                               --               529,700                --               497,300
   Goodwill and intangibles amortization            891,638              94,453             655,506              94,453
                                                -----------         -----------         -----------         -----------

         Operating loss                         (11,610,879)         (1,752,480)         (4,370,488)         (1,694,397)

Other income (expense)
   Amortization of deferred loan costs          (13,008,435)               --           (12,597,642)               --

   Settlement of Service Agreement               (1,350,000)               --            (1,350,000)               --

Interest expense, net                            (1,708,491)            (57,794)         (1,312,493)            (57,794)
   Loss on Investment in Interloop               (2,137,894)               --            (2,137,894)               --
   Reserve on Deposit                              (500,000)               --              (500,000)               --
Other Expenses                                     (370,569)               --              (370,569)               --
                                                -----------         -----------         -----------         -----------
         Loss before provision for
            income taxes                        (30,686,268)         (1,810,274)        (22,639,086)         (1,752,191)


         Net loss                               (30,686,268)         (1,810,274)        (22,639,086)         (1,752,191)
                                                ===========         ===========         ===========         ===========
Net loss per common share-
   basic and fully diluted                            (1.64)              (0.15)              (1.15)              (0.14)
                                                ===========         ===========         ===========         ===========


Weighted average of common
   shares outstanding                            18,666,006          12,080,775          19,682,724          12,485,203
                                                ===========         ===========         ===========         ===========



         The accompanying notes are an integral part of this statement.



                                       GLOBALTRON CORPORATION AND SUBSIDIARIES
                                   UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                For the Nine Months Ended December 31, 2000 and 1999




                                                                            Nine Months Ended
                                                               --------------------------------------------

                                                                 December 31, 2000      December 31, 1999
                                                               ---------------------- ---------------------
Cash flows from operating activities
   Net loss                                                         $(30,686,268)          (1,810,274)
   Adjustments to reconcile net loss to net cash used
     in operating activities, net of purchase
       Professional services paid for in common stock                     48,000              529,700
       Depreciation and amortization                                   3,262,780              180,881
        Amortization of deferred loan costs                           13,008,435                 --
       Loss on settlement of service agreement                         1,300,000                 --
       Loss on fair value of Interloop                                 2,137,895                 --
       Reserve for deposits                                              500,000               25,567
        Loss on equipment                                                837,546                 --
        Provision for Bad Debts                                          256,109              333,000
              Changes in assets and liabilities
          Increase in accounts receivable                               (312,424)             (98,282)
          Increase (Decrease) in deposit and other                      (361,759)            (195,387)
          Increase in prepaid expenses and other
            current assets                                              (177,955)             (60,588)
          Increase in accounts payable                                 1,130,783              146,911

       Decrease in accrued expenses and other liabilities                712,221              150,882
                                                                    ------------         ------------
                   Net cash used in operating activities              (8,344,637)            (848,724)
                                                                    ------------         ------------

Cash flows used in investing activities
   Acquisition of Interloop                                              (46,000)                --
   Acquisitions of property and equipment                               (113,771)            (676,372)
                                                                    ------------         ------------
                   Net cash used in investing activities                (159,771)            (676,372)
                                                                    ------------         ------------

Cash flows from financing activities
   Proceeds from loans                                                 5,900,000                 --
   Payment on loans                                                   (1,200,000)                --
   Proceeds from private placement                                    10,000,000            2,885,000
                                                                    ------------         ------------
                   Net cash provided by financing activities          14,700,000            2,885,000
                                                                    ------------         ------------
Net increase in cash                                                   6,195,592            1,359,904

Cash at beginning of year                                              4,055,992                    0
                                                                    ------------         ------------
Cash at end of period                                                 10,251,584            1,359,904
                                                                    ============         ============

Supplemental disclosure of cash flow information:
   cash paid during the period for:
       Taxes                                                                   0                    0
                                                                    ============         ============
       Interest                                                          551,767                    0
                                                                    ============         ============

Non-cash activity:

For the nine months ending December 31st, 2000, the Company entered in the following non-cash transactions:

         Transferred its equity interest in Startcomm. As part of the consideration paid, the buyer undertook to indemnify and hold the Company harmless from any claims, including attorney fees or advisor fees incurred by the Company, of any nature arising from or relating to any guarantee or undertakings the Company to any third party or to Startcomm with respect to Startcomm's operations, business or liabilities. Additionally, Startcomm transferred certain equipment to the Company in exchange for the cancellation of invoices due by Startcomm to the Company

         Loan cost of approximately $25 million were incurred through the selling of the Company stock by the principal stockholder at less then fair value.

         Purchase 73.4% of Interloop Americas, Inc. and Subsidiaries for 1,000,000 shares of the Company stock and a $7 million note payable. Transaction was subsequently rescinded.

         Purchase approximately $12 million of equipment using capital leases.

         For the nine months ended December 31st, 1999, the Company entered into capital leases for approximately $1 million in equipment.

         The accompanying notes are an integral part of this statement.

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Generally accepted accounting standards also require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclose contingent assets and liabilities at the date of the financial statements. Significant estimates include those made for the allowance for uncollectible accounts, and contingencies. Actual results could differ from those estimates. Operating results for the nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

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

NOTE B - OPERATIONS OF THE COMPANY

The Company is a multinational facilities-based provider of integrated communications services in emerging markets to U.S.-based local and long distance telecommunications operators. On behalf of such U.S.-based operators, the Company transports voice and data services to its foreign networks. The Company currently operates nine telecommunications networks located primarily in the United States, Caribbean and South America. In addition, the Company maintains operating agreements that enable it to deliver similar services in many countries throughout the world using the networks of others. Effective November 17, 2000, the Company changed its corporate name to "Globaltron Corporation" ("Globaltron") from "Win-Gate Equity Group, Inc.". Its trading symbol also changed to "GBCP.OB" from "WGEG.OB" on January 19, 2001.

The Company's current and planned services include voice telephony, international and domestic long distance services, and value added services such as Virtual Private Networks (VPN), Web Hosting and acting as an Application Service Provider (ASP). To date, the Company has primarily been engaged in network engineering, product development, vendor selection, and initiating market entry by means of securing strategic agreements for the development of its international carrier business. Currently, the Company is constructing an international carrier grade convergent Internet Protocol (IP) network to deliver reliable, low cost connectivity to customers in its target markets. The Company has an Asynchronous Transfer Mode/Voice Over Internet Protocol (ATM/VOIP) switching network operating in the United States and extending to three countries.

Effective October 2, 2000, Gary D. Morgan resigned as the Chief Executive Officer of Globaltron and of its wholly-owned subsidiary, Globaltron Communications Corporation ("GCC"). Contemporaneously, Kevin P. Fitzgerald became the Chief Executive Officer of Globaltron. Effective February 2, 2001, Mr. Morgan resigned as a Director and Chairman of the Board of Globaltron and each applicable subsidiary.

Note C - ACQUISITIONS

Interloop Americas, Inc.

Pursuant to a Stock Purchase Agreement dated as of April 11, 2000 (the "OAH Agreement"), Globaltron acquired 2,495,636 shares of Interloop Americas Inc., a British Virgin Islands corporation ("Interloop Americas"), representing 73.4% of the then outstanding stock of Interloop Americas and 159,682 shares of Interloop S.A. Nacional de Telecomunicaciones E.S.P., a Colombian corporation ("Interloop Colombia"), representing approximately 6.0% of the then outstanding stock of Interloop Colombia from Oriental Allied Holdings Ltd., a Bahamas corporation ("OAH"). Interloop Americas owns the remaining 94% of Interloop Colombia. In consideration for the shares of Interloop Americas and Interloop Colombia, Globaltron issued one million shares of its common stock in September 2000 which had a market price of approximately $5.75 per share at the time of issuance and a promissory note ("OAH Note") in the principal amount of $7.0 million inclusive of interest at 12% per year, due on or before October 31, 2001. Thereafter, OAH took the position that the transaction with the Company never closed. Additionally, OAH never provided the Company with access to the books and records of either Interloop Americas or Interloop Colombia. Moreover, the Company learned that the terms and conditions of the license issued by the Ministry of Communications of Colombia to Interloop Colombia as represented in the OAH Agreement by OAH was materially different to the license actually in effect.

In February 2001, the closing of the transaction was rescinded, the Note was voided and the stock certificate for 1.0 million shares of Company common stock was cancelled. The Company is currently evaluating various courses of action it may take with respect to its transaction with OAH, based on its position that the Company incurred damages from acts and omissions of OAH. (See Results of Operations and Financial Statements for the accounting treatment of this transaction)

NOTE D - LOANS PAYABLE, COMMITMENTS AND CONTINGENCIES

The Lipson Loan

On July 24, 2000, the Company entered into a loan agreement ("Lipson Loan Agreement") whereby Arthur Lipson, trustee (Lipson) loaned the Company the principal amount of $900,000, plus interest at a rate of 12% per annum. The loan proceeds were used for working capital needs. Effective October 24, 2000, the Company, Lipson and GCC entered into a restated Lipson Loan Agreement that was substituted for the previous Lipson Loan Agreement. The restated Lipson Loan Agreement provided for interest at a rate of 15% per annum from October 24, 2000 until the maturity date, which was extended to April 24, 2001 from October 27, 2000. The Lipson Loan also may be converted into common stock after the Company has undertaken a private or public placement of not less than $10.0 million of Company common stock or any other class of its equity securities ("Qualifying Private Placement"); provided that the offering is made to persons unrelated to a lender such as Lipson. A Qualifying Private Placement in the amount of $10.0 million closed in December 2000. See Item 2 - Changes in Securities and Use of Proceeds - Premium Quality Fund.

On November 22, 2000, Morgan and Lipson entered into a Pledge and Security Agreement (the "Lipson Pledge Agreement"), with Colpafinsa S.A. ("CSA") and GNB Bank (Panama), S.A. ("GNB Bank"), as joinders to that agreement. The Lipson Pledge Agreement amended certain terms of the restated Lipson Loan Agreement, which included Morgan pledging 1.0 million shares of common stock owned by him to Lipson as security for the Lipson Note.

Startcomm

Effective December 7, 2000, GCC, Morgan, and International Investments Communications, Ltd. ("IIC") entered into a settlement agreement (the "Startcomm Agreement"). All obligations under a promissory note, which as of December 7, 2000 in connection with GCC's acquisition of an equity interest in Startcomm Corp. pursuant to Contract for Sale dated November 9, 1999, as amended ("Contract"), was approximately $779,000 (including interest). In satisfaction of its obligations, the Company paid IIC the sum of $200,000 and issued 154,000 shares of restricted Company common stock to the principal of IIC. Additionally, Morgan transferred 116,000 shares of restricted common stock, also to the principal of IIC. Each of the parties to the Contract and to the Startcomm Agreement also exchanged general releases with all other parties.

Effective December 17, 2000, GCC transferred its equity interest in Startcomm to HWA International, Inc. ("HWA"). As part of the consideration paid, the buyer undertook to indemnify and hold GCC harmless from any claims, including attorney fees or advisor fees incurred by GCC, of any nature arising from or relating to any guarantee or undertakings of GCC to any third party or to Startcomm with respect to Startcomm's operations, business or liabilities. Additionally, Startcomm transferred certain equipment to the Company in exchange for the cancellation of invoices due by Startcomm to the Company. Accounting effect of this transaction is immaterial.

The GNB Bank Loan

On February 29, 2000, the Company obtained a loan from GNB Bank. Pursuant to the GNB Loan Agreement, GNB Bank made a loan to the Company in the principal amount of $5.0 million plus interest at Citibank N.A.'s base rate plus 1%. The GNB Loan is evidenced by an unsecured convertible promissory note ("GNB Note") that is due October 31, 2001 (the "Maturity Date").

Currently, the GNB Loan has an outstanding principal balance of $4.0 million. Additionally, GNB Bank agreed that the Company could enter into a loan agreement and note between Globaltron, CSA, Morgan and GCC (GCC and Morgan, collectively the "Guarantors") as described below; provided that any and all obligations of Morgan, Globaltron, and/or GCC to GNB Bank are senior to those of Morgan, Globaltron and/or GCC to CSA. Furthermore, there is a mandatory prepayment on the GNB Note, at GNB Bank's option, if the Company receives $10.0 million, which occurred in December 2000. See Item 2 - Changes in Securities and Use of Proceeds - Premium Quality Fund.

Additionally, the remaining principal portion of the Loan and the Note is convertible, in whole or in part, either prior to or after the Maturity Date, as elected by GNB Bank into that number of GNB Qualifying Shares, if there has been a Qualifying Private Placement; or that number of shares of common stock of the Company equal to the principal and interest accrued under the Note, as elected by GNB Bank to be converted, divided by the lower of the price of any Qualifying Shares issued by the Company in a Qualifying Private Placement, if any, or the average closing price of the shares of Company common stock during 20 consecutive trading days prior to any notice to convert.

The payment of the obligations under the GNB Note and related agreements and the performance of the underlying obligations are unconditionally guaranteed by GCC. The GNB Loan also contains certain covenants, which impose restrictions on the Company. These include, without limitation, restrictions on the declaration or payment of dividends with respect to capital stock of the Company, the conduct of certain activities, certain investments, the creation of additional liens or indebtedness, the disposition of assets and fundamental changes.

The Colpafinsa Loans

In connection with the loan agreement (the "CSA Loan Agreement") dated September 27, 2000 by and among Globaltron, GCC, Morgan (Morgan and GCC, as the "Guarantors"), and CSA, CSA loaned Globaltron the principal amount of $4.0 million plus interest at the base rate announced by Citibank N.A plus 1% (the "CSA Loan") and evidenced by a promissory note (the "CSA Note") due on or before the earlier of (i) six months from the date of the CSA Loan or (ii) upon Globaltron receiving $10.0 million pursuant to a Qualifying Private Placement (the "Maturity Date").

Subsequently, CSA released Morgan as a Guarantor, and in consideration therefore, Morgan transferred 2.5 million shares of Company common stock to CSA.

On December 21, 2000, the Company entered into a second loan agreement ("CSA Loan Agreement 2") with CSA whereby CSA loaned the Company the principal $1.0 million to the Company. The terms of the CSA Loan Agreement 2 are substantially similar to the previous CSA Loan Agreement.

On January 31, 2001, the Company repaid both CSA Loans in the principal amount of $5.0 million, plus any accrued interest.

Atlas Communications

Atlas Communications, Ltd ("Atlas"), a telecommunications carrier that provides integrated international and domestic long distance service to wholesale and retail customers, and the Company entered into a series of agreements and relationships. Subsequently, the parties mutually decided to terminate such agreements, in consideration thereof, the Company transferred 400,000 shares of its common stock to Atlas, and the parties exchanged mutual releases. Globaltron agreed to issue an additional 50,000 shares of its common stock to Atlas if the price of the Company's common stock does not have an average closing price of $7.00 per share or more for 20 consecutive trading days through November 20, 2001. (See Results of Operations and Financial Statements for the accounting treatment of this transaction)

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Financial Statements included elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.

Certain statements in this Form 10-QSB are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. This report contains forward-looking statements that address, among other things, our financing plans, regulatory environments in which we operate or plan to operate, trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations and acquisition opportunities. These statements may be found under "Management's Plan of Operation," as well as in this Form 10-QSB generally. Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include (the "Cautionary Statements"), without limitation: the Company's ability to raise capital; lenders ability to call loan; the Company's ability to execute its business strategy in a very competitive environment; the Company's degree of financial leverage; risks associated with acquisitions and the integration thereof; risks associated with rapidly developing technology and providing services over the Internet; regulatory considerations and risks related to international economies; risks related to market acceptance of, and demand for, the Company's products and services; continued relations with and pricing dependence on third party suppliers; the impact of competitive services and pricing; and other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligations to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

The Company was initially organized under the laws of the State of Florida on May 17, 1996 in order to seek and effect a merger, acquire the assets or the capital stock of existing businesses or other similar business combinations. Prior to its transaction with the GCC stockholders whereby GCC became a wholly-owned subsidiary of Globaltron in exchange for Globaltron shares, the Company had not been engaged in active operations since its organization. Effective November 17, 2000, the Company changed its name to "Globaltron Corporation" from "Win-Gate Equity Group, Inc."

PLAN OF OPERATION

As a result of the transaction with GCC, the Company entered into the international facilities-based telecommunications business. The Company intends to build a facilities-based international grade network outside the traditional settlement process to offer its customers low cost, highly reliable connectivity. The Company has initially focused on carrier wholesale termination by leveraging off of its current strategic agreements, U.S. carrier contracts, and network build-out. As the Company's foreign operations become established, higher margin foreign traffic call origination is anticipated to increase. Globaltron currently is providing wholesale IP telephony services in Central and South America, as well as in the Caribbean. Additionally, the Company is developing various value-added services to complement its in ATM/VOIP switching network, including virtual private networks, Web hosting and ASP offerings.

The development of the Company's business and the construction, acquisition and expansion of its networks require significant capital expenditures, a substantial portion of which is incurred before realization of revenues. These expenditures, together with the associated early operating expenses, result in negative cash flow until an adequate customer base is established. However, as the Company's customer base grows, the Company expects that incremental revenues can be generated with decreasing incremental operating expenses. The Company has made specific strategic decisions to build high capacity networks with broad market coverage, which initially increases its level of capital expenditures and operating losses. The Company believes that over the long term this strategy will enhance the Company's financial performance by increasing the traffic flow over its network.

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

The Company intends in the future to capitalize on the expanding and rapidly evolving telecommunications and Internet services environment in Latin America. As such, the Company's goal is to become a leading facilities-based provider of integrated communications services to both businesses and residential customers in Latin America. The Company's strategy is to:

o Enter Select Deregulating Latin American Markets. The Company is focused on newly liberalized Latin American markets in which it can secure favorable, market-operating agreements and licenses that allow the Company to establish a local market presence through the acquisition of LMDS/WLL spectrum and broadband wireless access. In certain markets on the verge of local market deregulation, the Company has pursued strategic relationships with licensed foreign carriers to establish market position and a competitive cost advantage. At the time of market liberalization, the Company believes it will be better positioned to leverage its established strategic relationships to secure opportunities for local market entry.

o Invest in US Backbone and International Transport Network for Lowest Cost Competitive Positioning. The Company has allocated the majority of its network infrastructure investment to date to building out its IP/ATM backbone to ensure low cost international transport positioning. By establishing a US backbone with direct routes to the Company's target markets, the Company believes that it will realize significant cost advantages for international transport and termination. In addition, established direct routes allow the Company to further capitalize on the prevailing traffic patterns between the US and Latin America by providing international origination and termination to other service providers. The Company's execution strategy is to be 80% "On Net" across its own facilities, composed of the Company's own international gateways and transport facilities to targeted countries is being built.

         The Company is working toward establishing a highly reliable, technologically advanced international transport network. The international convergent IP network is being constructed using technology from Lucent Technologies and Cisco Systems. The network is being built end-to-end using cell based ATM switching and Internet Protocol for integrated voice, data and video applications. The transport network is optic, utilizing a bi-directional SONET ring architecture where fiber is available. A Network Operations Center for comprehensive network management is to be staffed 24 hours per day, 365 days per year to monitor the worldwide network. In addition, the Company's switching platform possesses full E1/T1 capability to accommodate the standards of nearly every country in the world. The Company believes that its network characteristics will meet and exceed its customers' demands for reliability, quality and capacity.

o Build a Portfolio of Integrated Services and Applications. Although the Company's current services are primarily sold to wholesale customers, the Company's network infrastructure is designed for the provision of both wholesale and retail service offerings. Integrated services and applications offer higher margins and a mix of wholesale and retail traffic helps maintain optimal network utilization, which drives lower network operating costs per minute. The Company has begun to build a portfolio of integrated services and applications to capture retail opportunities in the U.S. and in foreign markets where the Company has an established presence. Planned services and applications include national and international long distance, local access, IP Telephony and enhanced value added services.

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

o Virtual Private Networks. The company intends to build a uniform, secure and guaranteed (VPN) Virtual Private Network that it expects will span from the United States to Latin America, starting with the United States to five locations in Brazil. Globaltron will provide a contractual service offering for businesses looking to give roaming workers and satellite offices around the world access to corporate data, office-to-office communications and long distance services with termination and origination from each country location. The Company's plan is to offer services within the VPN offering tailored to the requirements of our clients, such as Web Hosting, Internet services (Business to Business and Business to Consumer) Leasing applications, Data warehousing, Mobile ASP, and other such communication services.

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

o Utilize Strategic Acquisitions to Enhance Share Value. The Company expects to continue to expand internally, as well as through acquisition and merger activities, acquiring companies that provide complementary services or are positioned in attractive markets.

RESULTS OF OPERATIONS

The discussion below relates to results of operations for the three months and nine months ended December 31, 2000. The Company does not believe that it is meaningful to compare changes from the corresponding period in the preceding year due to the significant change in the Company's operations subsequent to the GCC acquisition and the nominal operations of GCC in such prior fiscal period.

Revenues for the three month and nine month period ending December 31, 2000 totaled $491,945 and $2,032,767, respectively. Revenues from direct wholesale carrier termination sales of international voice and data telecommunications into the Company's foreign site Points of Presence (POP) were $210,770 for three months and $1,218,499 for the nine months ending December 31, 2000.

Arbitrage sales occur from packaging wholesale foreign termination rates from third-party carriers and reselling them to carriers that connect to one of the Company's domestic switch sites. The Company incurs no transport or foreign site termination costs with arbitrage sales as all inbound/outbound call switching is done within the Company's switch sites. Arbitrage revenue totaled $281,176 for the three-month period and $757,176 for the nine-month period. Arbitrage revenue is expected to increase in future periods as the Company adds switch port capacity at its domestic switch sites in New York City and Miami.

The Company has contracted with providers of telecommunications transport services and facilities to process call traffic over its national and international network. Such expenses, which include fixed recurring monthly costs and variable usage fees for termination costs, constitute 93.41% of the Cost of Goods Sold for the three month and 87.60% of the Cost of Goods Sold for the nine month period ended December 31, 2000. Arbitrage fees, which are the costs charged by carriers to process the Company's off-net arbitrage traffic, were 5.31% of total Cost of Goods Sold for the three months and 11.79% of total Cost of Goods Sold for the nine months. Arbitrage fees comprised 22.51% of Arbitrage Sales Revenue for the three-month period, and 57.54% of Arbitrage Sales Revenue for the nine-month period. The Company includes service commissions paid to its foreign site operators as a component of Cost of Goods Sold. Such commissions totaled $15,224 for the three-month period and $22,416 for the nine-month period.

General, and Administrative (G&A) expenses were $2,026,424 for the three-month period and $6,691,789 for the nine-month period ended December 31, 2000. Approximately $492,514 and $1,799,227, related to professional fees for the three-month and nine-month periods, respectively. As a percentage of G&A, professional fees comprised 24% of the three-month period and 27% of the nine-month period. Legal and accounting services were the major expense factors of professional fees, and comprised 48.94% and 50.54% of the total professional fees for the three-month and nine month periods, respectively.

Salaries and wages for the three months totaled $494,929, or 24% of G&A, and $1,425,405 for the nine months, which comprised 21% of G&A for the nine-month period. Rent and occupancy expense incurred for the three month period was $190,627, 9% of G&A, and $516,295, or 7% of nine month G&A. Travel expenses were $65,896 for three months, 3% of G&A, and $299,343 for the nine month period, representing 4% of G&A. Tangible personal property tax expenses were $154,529 for the nine months, divided equally between each quarter. Telephone expense was $33,391 for three months and $145,253 for the full nine-month period. All insurance related costs totaled $42,286 for the three-month period, and $102,936 for the nine-month period. Bad debt expense was $152,669 for three months and $256,109 for the nine-month period. All other G&A expenses totaled $1,992,968 for the nine-month period, representing 30% of total G&A.

Depreciation expense for the period ended December 31, 2000 totaled $1,004,087 for the three-month period and $2,371,142 for the full nine months. Amortization of Goodwill incurred as a result of acquisition of subsidiary companies was $655,506 for the three-month period and $891,638 for nine months.

Net interest expense for the nine months ended December 31, 2000, was $1,312,493 for three months and $1,708,491 for the full period. Total costs and expenses for the period were $23,131,031 for the three-month period and $32,719,035 for the nine-month period. The Company recorded a net loss from operations of $22,639,086 for the three months and $30,686,268 for the nine-month period ended December 31, 2000.

Net loss for the three month period includes $12,597,642 due to Loan Cost Amortization, $2,137,894 due to rescinding of Interloop transaction, $1,350,000 due to Atlas Communication, LTD settlement, $225,000 due to MindComm settlement and $500,000 are due to a reserve setup for a deposit.

Loan cost amortization for the three months period ended December 31st, 2000 totaled $12,597,642 and $13,008,434 for the entire nine months.

LIQUIDITY AND CAPITAL RESOURCES

General

As of December 31, 2000, the Company was operating 9 networks. The costs associated with the initial construction and operation of a network may vary, primarily due to market variations in geographic and demographic characteristics, and the types of construction technologies, which can be used to deploy the network. As the Company develops, introduces and expands its high-speed data/Internet and voice services in each of its markets, additional capital expenditures and net operating costs will be incurred. The amount of these costs will vary, based on the number of customers served and the actual services provided to the customers.

The Company is incurring negative cash flows due, in major part, to the funding requirements for working capital, network construction or development, and voice services. Through December 31, 2000, the Company had invested approximately $21,303,000 in network infrastructure and telecommunications equipment. The Company expects it will continue to incur negative cash flow for at least two years. There can be no assurance that the Company's networks or any of its other services will ever provide a revenue base adequate to sustain profitability or generate positive cash flow. The Company estimates that in calendar 2000, capital required for implementation of its integrated networks and its other services, and to fund negative cash flow, including interest payments, will be significant. As of December 31, 2000, the Company's cash balance was approximately $10,251,584.

The Company's development and enhancement of new services and networks will require substantial capital expenditures. The funding of these expenditures is dependent upon the Company's ability to raise substantial equity and debt financing. In certain instances the ability to secure equipment financing requires the consent of existing vendors. Any such acquisitions or arrangements that the Company might consider are likely to require additional equity or debt financing, which the Company will seek to obtain, as required, and which may also require that the Company obtain the consent of its debt holders.

In order for the Company to continue to acquire the ATM/VOIP switching network equipment necessary to develop its international telephone network, the Company has entered into various equipment financing agreements with equipment vendors. Equipment vendors typically finance capital equipment used by the Company in its international telephony network directly or indirectly. In the instance of a direct financing facility, the vendor itself will negotiate the facility with the Company, advance the funding, receive payments and administer all details related to the transaction. In an indirect financing transaction, the vendor will have pre-selected a group of third party financial institutions that will represent the vendor to effect customer financing. The vendor accepts an order from the Company, while the Company and the financing institution will together negotiate the financial details of the transaction. The respective facility is characterized as either a conditional sales contract or as a capital lease agreement, generally with a nominal buy-out option at termination. Regardless of the form of the agreement, the facilities feature deferred payment terms, multi-year maturity dates and allowance for such ancillary soft costs as shipping, taxes, installation and set-up necessary to place the equipment into service.

Vendors

The Company entered into a 47-month agreement with a supplier of telecommunications services, which began in December 2000 to provide satellite service for the Company's telecommunication services. Under the agreement, the Company is required to pay for services totaling $2,350,000 at a rate of $50,000 per month for a period of 47 months.

The GNB Bank Loan

On February 29, 2000, the Company obtained a loan from GNB Bank. Pursuant to the GNB Loan Agreement, GNB Bank made a loan to the Company in the principal amount of $5.0 million plus interest at Citibank N.A.'s base rate plus 1%. The GNB Loan is evidenced by an unsecured convertible promissory note ("GNB Note") that is due October 31, 2001 (the "Maturity Date").

Currently, the GNB Loan has an outstanding principal balance of $4.0 million. Additionally, GNB Bank agreed that the Company could enter into a loan agreement and note between Globaltron, CSA, Morgan and GCC (GCC and Morgan, collectively the "Guarantors") as described below; provided that any and all obligations of Morgan, Globaltron, and/or GCC to GNB Bank are senior to those of Morgan, Globaltron and/or GCC to CSA. Furthermore, there is a mandatory prepayment on the GNB Note, at GNB Bank's option, if the Company receives $10.0 million, which occurred in December 2000. See Item 2 - Changes in Securities and Use of Proceeds - Premium Quality Fund.

Additionally, the remaining principal portion of the Loan and the Note is convertible, in whole or in part, either prior to or after the Maturity Date, as elected by GNB Bank into that number of GNB Qualifying Shares, if there has been a Qualifying Private Placement; or that number of shares of common stock of the Company equal to the principal and interest accrued under the Note, as elected by GNB Bank to be converted, divided by the lower of the price of any Qualifying Shares issued by the Company in a Qualifying Private Placement, if any, or the average closing price of the shares of Company common stock during 20 consecutive trading days prior to any notice to convert.

The payment of the obligations under the GNB Note and related agreements and the performance of the underlying obligations are unconditionally guaranteed by GCC. The GNB Loan also contains certain covenants, which impose restrictions on the Company. These include, without limitation, restrictions on the declaration or payment of dividends with respect to capital stock of the Company, the conduct of certain activities, certain investments, and the creation of additional liens or indebtedness, the disposition of assets and fundamental changes.

The Colpafinsa Loans

In connection with the loan agreement (the "CSA Loan Agreement") dated September 27, 2000 by and among Globaltron, GCC, Morgan (Morgan and GCC, as the "Guarantors"), and CSA, CSA loaned Globaltron the principal amount of $4.0 million plus interest at the base rate announced by Citibank N.A plus 1% (the "CSA Loan") and evidenced by a promissory note (the "CSA Note") due on or before the earlier of (i) six months from the date of the CSA Loan or (ii) upon Globaltron receiving $10.0 million pursuant to a Qualifying Private Placement (the "Maturity Date"). Interest is due on the Maturity Date.

Subsequently, CSA released Morgan as a Guarantor, and in consideration therefore, Morgan transferred 2.5 million shares of Company common stock to CSA.

On December 21, 2000, the Company entered into a second loan agreement ("CSA Loan Agreement 2") with CSA whereby CSA loaned the Company the principal $1.0 million to the Company. The terms of the CSA Loan Agreement 2 are substantially similar to the previous CSA Loan Agreement.

On January 31, 2001, the Company repaid both CSA Loans in the principal amount of $5.0 million, plus any accrued interest.

Premium Quality Fund

On December 6, 2000, the Company's Board of Directors approved issuing 10 million shares of its common stock to Premium Quality Fund, a Cayman Islands company ("PQF"), in consideration of $10.0 million. PQF executed a subscription agreement, which was accepted by Globaltron, and funding occurred on December 28, 2000. The proceeds were used for working capital and sales, marketing, general and administrative requirements.

The Lipson Loan

On July 24, 2000, the Company entered into a loan agreement ("Lipson Loan Agreement") whereby Arthur Lipson, trustee (Lipson) loaned the Company the principal amount of $900,000, plus interest at a rate of 12% per annum. The loan proceeds were used for working capital needs. Effective October 24, 2000, the Company, Lipson and GCC entered into a restated Lipson Loan Agreement that was substituted for the previous Lipson Loan Agreement. The restated Lipson Loan Agreement provided for interest at a rate of 15% per annum from October 24, 2000 until the maturity date, which was extended to April 24, 2001 from October 27, 2000. The Lipson Loan also may be converted into common stock after the Company has undertaken a private or public placement of not less than $10.0 million of Company common stock or any other class of its equity securities ("Qualifying Private Placement"); provided that the offering is made to persons unrelated to a lender such as Lipson. A Qualifying Private Placement in the amount of 10.0 million closed in December 2000. See Item 2 - Changes in Securities and Use of Proceeds - Premium Quality Fund.

On November 22, 2000, Morgan and Lipson entered into a Pledge and Security Agreement (the "Lipson Pledge Agreement"), with Colpafinsa S.A. ("CSA") and GNB Bank (Panama), S.A. ("GNB Bank"), as joinders to that agreement. The Lipson Pledge Agreement amended certain terms of the restated Lipson Loan Agreement, which included Morgan pledging 1.0 million shares of common stock owned by him to Lipson as security for the Lipson Note.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not Applicable

Item 2.  Changes in Securities and Use of Proceeds.

Startcomm

Effective December 7, 2000, GCC, Morgan, and International Investments Communications, Ltd. ("IIC") entered into a settlement agreement (the "Startcomm Agreement"). All obligations under a promissory note, which as of December 7, 2000 in connection with GCC's acquisition of an equity interest in Startcomm Corp. pursuant to Contract for Sale dated November 9, 1999, as amended ("Contract"), was approximately $779,000 (including interest). In satisfaction of its obligations, the Company paid IIC the sum of $200,000 and issued 154,000 shares of restricted Company common stock to the principal of IIC. The individual who received the stock, an accredited investor, was provided with information, including financial information, about the Company. The issuance of Company common stock was exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

Atlas Communications

On November 21, 2001, the Company transferred 400,000 shares of its common stock to Atlas in satisfaction of certain agreements between the Company and Atlas. Globaltron also agreed to issue an additional 50,000 shares of its common stock to Atlas if the price of the Company's common stock does not have an average closing price of $7.00 per share or more for 20 consecutive trading days through November 20, 2001. Atlas, an accredited investor, was provided with, or otherwise had access to, information including financial information, about the Company. The issuance of Company common stock was exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act.

Premium Quality Fund

On December 6, 2000, the Company's Board of Directors approved issuing 10 million shares of its common stock to Premium Quality Fund, a Cayman Islands company ("PQF"), in consideration of $10.0 million. PQF executed a subscription agreement, which was accepted by Globaltron, and funding occurred on December 28, 2000. PQF currently holds approximately 34.3% of the outstanding common stock of Globaltron. The proceeds were used for working capital and sales, marketing, general and administrative requirements. PQF, an accredited investor, was provided with information, including financial information, about the Company. The issuance of Company common stock was exempt from registration pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

On November 17, 2000, the Company held its Annual Meeting of Shareholders in New York City, N.Y. at 10:00 a.m. The Company Shareholders were notified of the Annual Meeting pursuant to an Information Statement mailed on or about October 26, 2000.

At the Annual Meeting, a majority of the Shareholders (1) elected Gary D. Morgan, Kevin P. Fitzgerald and Alvaro Davila Pena to serve as the Company Directors; (2) approved changing the name of the Company from "Win-Gate Equity Group, Inc." to "Globaltron Corporation"; (3) approved increasing the number of shares of authorized stock from (A) 20 million shares of common stock to 100 million shares of common stock, and (B) five million shares of preferred stock to 20 million shares of preferred stock, (4) approved the Company's 2000 Stock Incentive Plan, and (5) ratified Grant Thornton LLP as the Company's Independent Certified Public Accountants.

As of the record date of the Annual Meeting, which was October 16, 2000, 19,136,702 shares of Company Stock were outstanding. Of the shares outstanding, holders of approximately 12,044,000 shares of Company common stock, representing approximately 62.9% of Globaltron' S outstanding common stock as of the record date, executed a written consent approving each of the proposals described above, which consent was effective as of November 17, 2000. Because a majority of the Company's shareholders had already approved each of the proposals, the Company did not solicit proxies from its shareholders. As such, other than as described above, there is no record of votes cast against or withheld, nor are there any abstentions or broker non-votes with regard to each of the proposals.

Item 5.  Other Information

Effective November 17, 2000, the Company changed its name to "Globaltron Corporation" from "Win-Gate Equity Group, Inc." Additionally, the Company's common stock now trades under the symbol "GBCP" (formerly "WGEG").

Item 6.  Exhibits and Reports on Form 8-K.

2 Stock Purchase Agreement between Win-Gate Equity Group, Inc. and the Shareholders of Globaltron Communications Corporation dated January 21, 2000. (1)
3.1.1    Articles of Incorporation of Win-Gate Equity Group, Inc. (2)
3.1.2    Articles of Amendment to the Articles of Incorporation. (13)
3.2      By-Laws of Win-Gate Equity Group, Inc. (2)
4.1      Specimen Common Stock Certificate. (2)
10.1     Forms of Subscription Documentation for Prospective Investors. (2)
10.2.1   Win-Gate Equity Group, Inc. 1996 Stock Option Plan. (2)
10.2.2   Globaltron Corporation's 2000 Stock Incentive Plan. (12)
10.3     Loan Agreement. (2)
10.4 Loan Agreement dated February 29, 2000 by and among Win-Gate Equity Group, Inc., Globaltron Communications Corporation and GNB Bank Panama, S.A. (4)
10.5 Letter Agreement dated February 29, 2000 between Gary D. Morgan and GNB Bank Panama, S.A. (4)
10.6 Loan Agreement dated July 26, 2000 between Win-Gate Equity group, Inc. and Arthur E. Lipson, Trustee. (5)
10.7 Equipment Financing Proposal dated August 23, 1999 between Globaltron Communications Corporation and Lucent Technologies. (5)
10.8 Master Conditional Sale Agreement dated September 15, 1999 between Globaltron Communications Corporation and Lucent Technologies. (5)
10.9 Term Sheet dated June 23, 2000 between Globaltron Communications Corporation and Italtel SPA. (5)
10.10 Equipment Financing Agreement dated October 25, 1999 between Globaltron Communications Corporation and Cisco Systems Capital Corporation. (5)
10.11 Soft Cost Financing Agreement dated October 25, 1999 between Globaltron Communications Corporation and Cisco Systems Capital Corporation. (5)
10.12 Equipment Financing Agreement dated January 24, 2000 between Globaltron Communications Corporation and Cisco Systems Capital Corporation. (5)
10.13 Term Sheet dated July 13, 2000 between Globaltron Communications Corporation and Tropico Sistemas e Telecomunicacoes S.A. (5)
10.14 Term Sheet dated July 11, 2000 between Globaltron Communications Corporation and CPqD Technologies. (5)
10.15 Equipment Financing Agreement dated June 23, 2000 between Globaltron Communications Corporation and Gallant Capital & Finance, LLC. (5)
10.16 Term Sheet dated June 13, 2000 between Win-Gate Equity Group, Inc. and ECI Telecom Ltd. (5)
10.17 Executive Employment Agreement between Globaltron Communications Corporation and Gary Stukes. (5)
10.21 Satellite Bandwidth Agreement dated November 9, 1999 between Globaltron Communications Corporation and Satellites Mexicanos, S.A. de C.V. (5)
10.22 Contract of Sale dated November 9, 1999 between Globaltron Communications Corporation and Owners of 64% of Startcomm Corporation.
         (5)
10.23 Amendment dated September 27, 2000 to the Loan Agreement dated February 29, 2000 among Win-Gate Equity Group, Inc., Globaltron Communications Corporation and GNB Bank S.A. (6)
10.24 Letter Agreement dated September 27, 2000 from Gary D. Morgan to GNB Bank Panama S.A. (6)
10.25 Letter Agreement dated September 27, 2000 from Win-Gate Equity Group, Inc. to GNB Bank Panama S.A. re: Transfer and Voting Matters. (6)
10.26 Stock Purchase Agreement dated September 27, 2000 between Gary D. Morgan and Tremaine Trading Co. (7)
10.27 Employment Agreement between Win-Gate Equity Group, Inc. and Kevin P. Fitzgerald dated September 27, 2000. (7)
10.28 Loan Agreement dated September 27, 2000 between Win-Gate Equity Group, Inc., Globaltron Communications Corporation, Gary D. Morgan and Colpafinsa S.A. (7)
10.29 Pledge Agreement dated September 27, 2000 between Gary D. Morgan and Colpafinsa S.A. (7)
10.30 Stock Purchase Agreement dated April 11, 2000 between Win-Gate Equity Group, Inc. and Oriental Allied Holdings Ltd. (7)

10.31 Pledge and Security Agreement dated April 11, 2000 between Win-Gate Equity Group, Inc. and Oriental Allied Holdings Ltd. (7)
10.32 Settlement Agreement dated November 21, 2000 among Globaltron Corporation, Globaltron Communications Corporation and Atlas Communications, Ltd. (8)
10.33 Agreement to Settle Promissory Note dated December 7, 2000 by and among International Investments Communications, Ltd., Globaltron Communications Corporation and Gary Morgan. (Exhibit omitted) (9)
10.34 Second Amendment dated as of December 5, 2000, but effective on October 24, 2000, to the Loan Agreement dated as of February 29, 2000, as amended September 27, 2000 by and among Globaltron Corporation, formerly known as Win-Gate Equity Group, Inc., Globaltron Communications Corporation and GNB Bank S.A. (Exhibits omitted) (11)
10.35 Pledge and Security Agreement dated as of November 21, 2000 between Gary D. Morgan and Arthur Lipson, trustee, with GNB Bank (Panama) S.A. and Colpafinsa S.A. as joinders to the Agreement. (11)
10.36 Amendment dated as of December 5th, 2000, but effective as of October 24, 2000, to a certain Loan Agreement, dated as of September 27, 2000, by and among Globaltron Corporation, formerly known as Win-Gate Equity Group, Inc., Globaltron Communications Corporation, Gary D. Morgan as Guarantor and Colpafinsa S.A. (10)

----------------------

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

(6) Filed as an exhibit to the Company's Current Report on Form 8-K/A (File No. 333-05188-A), as filed with the Securities and Exchange Commission on October 11, 2000.

(7) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission on October 13, 2000.

(8) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission on December 18, 2000.

(9) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission on December 18, 2000.

(10) Filed as an exhibit to the Company's Current Report on Form 8-K/A (File No. 333-05188-A), as filed with the Securities and Exchange Commission on December 18, 2000.

(11) Filed as an exhibit to the Company's Current Report on Form 8-K/A (File No. 333-05188-A), as filed with the Securities and Exchange Commission on December 18, 2000.

(12) Filed as an exhibit to the Company's Definitive Information Statement on Form 14C (File No. 333-05188-A), as filed with the Securities and Exchange Commission on October 16, 2000.

(13)     Filed herewith.

(b) Current Reports on Form 8-K:

(i) Current Report on Form 8-K/A (File No. 333-05188-A), as filed with the Securities and Exchange Commission on October 11, 2000, regarding an Amendment to the Loan Agreement with GNB Bank, N.A., a Panamanian bank.

(ii) Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission on October 13, 2000, describing (1) a change in the Chief Executive Officer of the Company, (2) a Loan Agreement with Colpafinsa, S.A., a Panamanian corporation, and (2) a transaction with Oriental Allied Holdings, Ltd.

(iii) Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission on December 18, 2000, describing the understandings to terminate various relationships between Atlas and the Company.

(iv) Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission on December 18, 2000, describing the amended transaction with the sellers of 64% of the outstanding stock of Startcomm, Inc.

(v) Current Report on Form 8-K/A (File No. 333-05188-A), as filed with the Securities and Exchange Commission on December 18, 2000, describing an amendment to the Loan Agreement with Colpafinsa.

(vi) Current Report on Form 8-K/A (File No. 333-05188-A), as filed with the Securities and Exchange Commission on December 18, 2000, describing the second amendment to the GNB loan agreement.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February __, 2001


GLOBALTRON CORPORATION


By:    /s/ Kevin P. Fitzgerald
       -------------------------------------
       Kevin P. Fitzgerald, Chief Executive Officer