Form 10KSB
period 2001-03-31
GLOBALTRON CORP
filed 2001-06-29
CIK 1017837

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2001
                           Commission File No. 0-23199

                             Globaltron Corporation
                 (Name of Small Business Issuer in Its Charter)

          Florida                                            65-0669842
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

100 N. Biscayne Boulevard, Suite 2500, Miami Florida                   33132
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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State the issuer's revenues for its most recent fiscal year: $2,752,377

State the aggregate market value of the issuer's voting stock held by non-affiliates of the issuer as of June 27, 2001: $28,385,404

State the number of shares outstanding as of the issuer's classes of common stock as of June 27, 2001: Common Stock, $.001 par value: 40,768,702

                       DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

Transitional Small Business Disclosure Format: Yes         No   X
                                                  ----        ----

                    FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Sections of this Form 10-KSB, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project". This report contains forward-looking statements that address, among other things,

          o our financing plans,
          o regulatory environments in which we operate or plan to operate, and
          o trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations and acquisition opportunities.

Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements ("Cautionary Statements") include, among others,

          o our ability to raise capital,
          o our ability to execute our business strategy in a very competitive environment, o our degree of financial leverage,
          o risks associated with our acquiring and integrating companies into our own,
          o risks relating to rapidly developing technology and providing services over the Internet;
          o regulatory considerations and risks related to international economies,
          o risks related to market acceptance and demand for our products and services,
          o our dependence on third party suppliers,
          o the impact of competitive services and pricing, and
          o other risks referenced from time to time in our SEC filings.

All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We do not undertake any obligations to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect unanticipated events that may occur.

                                     PART I

Item 1.  Description of Business
         -----------------------

Background

We are a Florida corporation, organized on May 17, 1996, to initially locate and effect business combinations with existing businesses. On January 21, 2000, we consummated a stock purchase agreement with all of the shareholders of Globaltron Communications Corporation, a Delaware corporation ("GCC") whereby we acquired 100% of the outstanding GCC shares. As a result, GCC became a wholly owned subsidiary of Win-Gate Equity Group, Inc. Effective November 17, 2000, we changed our name from Win-Gate Equity Group, Inc. to Globaltron Corporation. Our trading symbol also changed to "GBCP.OB" from "WGEG.OB" on January 19, 2001. Unless we expressly state otherwise, when we refer to "us" or "we" or the "Company" or "Globaltron", we include each of our subsidiaries.

Our executive office is located at 100 North Biscayne Boulevard, Suite 2500, Miami, Florida 33132 and our telephone number is (305) 371-3300.

Overview

We are a multinational facilities-based provider of integrated communications services in emerging markets to U.S.-based local and long distance telecommunications operators. On behalf of these U.S.-based operators, we transport voice and data services to our foreign networks. We currently operate eight Points of Presence (POP's) located primarily in the United States, Caribbean, and Latin America. Additionally, we maintain operating agreements that enable us to deliver similar services in many countries throughout the world using the third party networks.

To date, we have primarily been engaged in network engineering, developing products, selecting vendors, and initiating market entry by means of agreements for developing our international carrier business. We planned to construct an international carrier grade convergent Internet Protocol (IP) network to deliver reliable, low cost connectivity to customers in our target markets. We have an Asynchronous Transfer Mode/Voice over Internet Protocol (VOIP/ATM) switching network operating in the United States. Additionally, we plan to develop various value-added services to complement our VOIP/ATM switching network, including virtual private networks, Web hosting and ASP offerings.

In June 2001, we acquired all of the outstanding common stock of Phone 1, Inc., a telecommunications marketing company, for 12.0 million restricted shares of our common stock. As security for the indemnification provisions given by the Phone 1 shareholders, 7.2 million shares of Common Stock were pledged to the company.

Phone 1 has developed a marketing and business concept for the placement of international long distance telephone calls from the United States to anywhere in the world from public payphones at competitive consumer rates. The service is currently being offered in the South Florida area on test basis. The business plan is to roll out the service in the largest metropolitan areas of the United States. The concept utilizes Globaltron's existing United States and international VOIP/ATM switching network, as well as other third party telecommunications providers such as Qwest Communications Corp. and Global Crossing Corp. In this regard, Globaltron has recently entered into Carrier Service Agreements with both Qwest and Global Crossing.

The Phone 1 concept involves installing bright yellow phone handsets, as well as software, together with technology upgrades, on public payphones. Once installed, the Phone 1 yellow payphone will allow a user for one dollar in change to make an international or domestic long distance call (dialing direct without the need to be a subscriber or to have an access code). Depending on the destination or country called, for one dollar, a user may make calls, on average, of three to five minutes in duration.

Strategy

We intend to capitalize on the expanding and rapidly evolving telecommunications industry around the world, initially focusing on Latin America. Our goal is to become a leading facilities-based provider of integrated communications services to both businesses and retail customers. In order to help attain our goal, our strategy is to:

     o Enter New Markets. We are initially focusing on the Latin American market in which we can secure favorable, market-operating agreements or licenses that allow us to establish a local market presence or inter-connection with existing operators. In certain markets on the verge of local market deregulation, we are planning to establish strategic relationships with licensed foreign carriers to establish market position and a competitive cost advantage.

     o Invest in U.S. Backbone and International Transport Network for Lowest Cost Competitive Positioning. We have allocated the majority of our network infrastructure investment to date to building out our VOIP/ATM backbone to secure low cost international transport positioning. By establishing a U.S. backbone with direct routes to our target markets, we believe that we will realize significant cost advantages for international transport and termination. Additionally, established direct routes will allow us to further capitalize on the prevailing traffic patterns between the U.S. and our target markets by providing international origination and termination to other service providers.

     We are working toward establishing a reliable, technologically advanced international transport network. The international convergent IP network is being constructed using technology from Lucent Technologies and Cisco Systems. The network being utilized is a packet based over ATM transport (Asynchronous Transfer Mode) and compatible with the legacy network of now days in TDM (Time Division Multiplexing) for integrated voice, data and video transport. The transport Network is an optical ring. A network operations center for comprehensive network management is expected to be staffed 24 hours per day, 365 days per year to monitor this worldwide network. Additionally, our switching platform possesses full US/International signaling standards. We believe that our network characteristics will meet and exceed our customers' demands for reliability, quality, and capacity. However, we make no assurances that we will be able to meet our customers' expectations.

     o Build a Portfolio of Integrated Services and Applications. Although our current services are primarily sold to wholesale customers, our network infrastructure is designed to provide both wholesale and retail service offerings, including those of Phone 1. We believe that integrated services and applications offer higher profit margins and a mix of wholesale and retail traffic helps maintain optimal network utilization, which drives lower network operating costs per minute. We intend to build a portfolio of integrated services and applications to capture retail opportunities in the U.S. and in foreign markets where we have an established presence. Anticipated services and applications include national and international long distance, local access, IP Telephony, and enhanced value-added services.

     o Foreign Market Traffic Origination. As we develop and expand our relationships with foreign carriers, Post Telephone and Telegraph Administrators (PTTs) and other foreign market providers, our carrier focus will shift increasingly to originate international carrier data, voice and virtual services traffic in foreign markets. Foreign market origination in deregulating markets offers significantly higher margins and leads to additional opportunities for foreign market retail origination.

     o Virtual Private Networks. We intend to build a uniform, secure and guaranteed Virtual Private Network (VPN), which we expect will span from the United States to Latin America, starting with the United States to locations in Brazil. Globaltron will provide a contractual service offering for businesses looking to give traveling workers and satellite offices around the world access to corporate data, office-to-office communications, and long distance services with termination and origination from each country location. Our expectations are to offer services within the VPN offering tailored to the requirements of our clients, such as web hosting, Internet services (Business to Business and Business to Consumer), leasing applications, data warehousing, mobile ASP, and other related communication services.

     o Aggregate Carrier Traffic to Forge Strategic Operating Agreements. Aggregating of international call termination has been and will continue to be a key asset for us in achieving favorable positioning in foreign markets. As a facilities-based carrier, we intend to supply large volumes of traffic to key international regions and resell "arbitrage" traffic to the balance of the world. Strategically, we expect to use the aggregated traffic volumes to swap routes, extend business relationships to joint ventures, enter deregulating markets, and obtain foreign originating traffic.

     o Utilize Strategic Acquisitions to Enhance Share Value. We expect to continue expanding internally, as well as through acquisition and merger activities, acquiring companies providing complementary services or companies that are positioned in attractive markets.

Industry Overview

Components of a Long Distance Telephone Call

A long distance telephone call consists of three parts:

         o Origination
         o Transport
         o Termination

Generally, a national long distance call originates on a local exchange network or a leased line and is transported to a network of long distance carriers. The call is then carried along the long distance network to another local exchange network where the call is terminated. An international long distance call is similar to a national long distance call, but typically involves at least two traditional long distance carriers. The first carrier transports the call from the country of origination and the second carrier terminates the call in the country of termination. The two companies may be operating companies within a group or under common ownership. The international long distance telecommunications services industry consists of all transmissions of voice and data that originate in one country and terminate in another.

Changes and Growth Strategies in the Industry

The telecommunications industry is undergoing a period of fundamental change, which has resulted in substantial growth in international telecommunications traffic. According to industry sources, providers of international telephone service are expected to generate $93.0 billion in revenue and transport 129 billion minutes of traffic in 2001.

The strong growth experienced in the international telecommunications market is expected to continue into the near future, driven principally by the following factors:

         o Increases in the availability of telephones and the number of access lines in service around the world, stimulated by economic growth and technological advancements

         o Opening of overseas telecommunications markets due to deregulation and the privatization of government-owned monopoly carriers, permitting the emergence of new carriers

         o Globalization of commerce, trade and travel, which is creating increased communications needs

         o Reduction of international long distance rates, driven by competition and technological advancements, which is making international calling available to a much larger customer base and stimulating increasing traffic volumes

         o Increased availability and quality of digital undersea fiber optic cable, which has enabled long distance carriers to improve the quality of their service while reducing customer access cost

         o Worldwide expansion of new communications services such as cellular telephones, facsimile machines, the Internet, and other forms of data communications services

         o Increasing demand for bandwidth-intensive data transmission services, including the Internet.

Bilateral operating agreements between international long distance carriers in different countries are key components of the international long distance telecommunications market. Under an operating agreement, each carrier agrees to terminate traffic in a country and provide proportional return traffic to its partner carrier. Implementing a high quality international network, including the acquiring and using digital undersea fiber optic cable, and adhering to the technical recommendations of the International Telegraph and Telephone Consultative Committee of the International Telephone Union for signaling, protocol and transmission, is an important element in enabling a carrier to compete effectively in the international long distance telecommunications market.

In February 1997, over 60 countries signed a global agreement on telecommunications under the auspices of the World Trade Organization, which became effective February 5, 1998. The agreement seeks to open markets to competition in telecommunications services, improve foreign investment opportunities in the telecommunications industry and adopt pro-competitive regulatory principles. The Federal Communications Commission (the FCC) adopted various rules designed to implement the principles of the World Trade Organization agreement.

Advances in Telecommunications Technology

The combination of a continually expanding global telecommunications market, consumer demand for lower prices with improved quality and service, and ongoing deregulation has created competitive opportunities in many countries. Similarly, new technologies, including fiber optic cable and improvements in digital compression, have improved quality and increased transmission capacities and speed, resulting in decreased transmission costs. Additionally, the growth of the Internet as a communications medium, and advances in packet switching technology and Internet telephony are expected to have an increasing impact on the international telecommunications market.

Advances in technology have created a variety of ways for telecommunications carriers to provide customer access to their networks and services. These include customer-paid local access, international and domestic toll-free access, direct digital access through a dedicated line, equal access through automated routing from the Public Switch Telephone Network (PSTN), call re-origination and Internet telephony. The type of access offered depends on the proximity of switching facilities to the customer, the needs of the customer, and the regulatory environment in which the carrier competes. Overall, these changes have resulted in a trend towards bypassing traditional international long distance operating agreements as international long distance companies seek to operate more efficiently.

In a deregulated country such as the United States, carriers can establish switching facilities, own or lease fiber optic cable, enter into operating agreements with foreign carriers and, accordingly, provide direct access service. In markets not deregulated or market slow in implementing deregulation, international long distance carriers have used advances in technology to develop innovative alternative access methods, such as call re-origination. In other countries, such as Japan and most European Union member states, where deregulation has commenced but has not been completed, carriers are permitted to offer facilities-based data and facsimile services, as well as limited voice services including those to Closed User Groups, but are not yet permitted to offer full voice telephony. As countries deregulate, the demand for alternative access methods typically decreases because carriers are permitted to offer a wider range of facilities-based services on a transparent basis.

Services  -

Voice Services

Switched Voice Services.

We currently operate eight Points of Presence (POPs) located primarily in the United States, Caribbean, and Latin America. Additionally, we maintain operating agreements that enable us to deliver similar services in many countries throughout the world using the third party networks. We intend to establish four additional POPs in the next six months in Africa and Latin America. We currently have two main switch facilities, one located in New York and the other in Miami, Florida. These locations are ready for interconnecting customers and commercial dedicated services with enhanced features. The two locations are linked by a backbone with different vendors for redundancy purpose. We operate this backbone as an IP/ATM between the host switch in Miami and the gateway in New York. The switches support different types of signaling to accommodate all of the customers and vendors. The compression and circuit emulation equipment is capable of delivering voice-over IP protocols both domestically as well as overseas.

Commercial/Retail Services

Through our wholly-owned subsidiary, Phone 1, we intend to offer domestic and international long distance telephone calls originating in the United States to anywhere in the world from public payphones at competitive consumer rates. Phone 1's business plan involves installing bright yellow phone handsets, as well as software, at public payphones. Once installed, the Phone 1 yellow payphone will allow a user to make an international or domestic long distance call (dialing direct without the need to be a subscriber or to have an access code), for one dollar in change for a three to five minute period depending on the country called.

This service is currently being offered in the South Florida area on test basis. Phone 1's business plan is to roll out its services in six of the largest metropolitan areas of the United States, utilizing the Company's existing United States and international VOIP/ATM switching networks as well as other third party telecommunications providers such as Qwest Communications Corp. and Global Crossing Corp. In this regard, Globaltron has recently entered into carrier service agreements with both Qwest and Global Crossing.

Sales, Marketing and Service Delivery

Our sales and marketing approach is to build long-term business relationships with customers, with the intent of becoming the single source provider of their telecommunications services. Our sales force includes specialized professionals who focus on sales to wholesale and retail consumers of our telecommunications services. Our sales staff works to gain a better understanding of a customer's operations in order to develop innovative, application-specific solutions. Sales personnel locate potential business customers by several methods, including customer referral, market research, cold calling, and networking alliances.

Globaltron Communications Corporation, a wholly owned subsidiary, is a provider of niche market international terminations with comprehensive wholesale service solutions. Our wholesale voice products and value-added services, such as switch partitioning, co-location and management tools, are designed to satisfy the needs of today's telecommunications carriers, resellers, Internet Service Providers (ISPs), and Application Solution Providers (ASPs).

Competition

Overview

The markets in which we currently operate and plan to operate are extremely competitive and can be significantly influenced by the marketing and pricing decisions of larger industry participants. There are limited barriers to entry in many of the telecommunications and Internet markets in which we compete and plan to compete. We expect competition in these markets to intensify in the future.

We compete in the international telecommunications market, based on price, customer service, transmission quality, and breadth of service offerings and our carrier customers are especially price sensitive. Our competitors include large, facilities-based, multinational carriers, and smaller facilities-based long distance service providers that have emerged as a result of deregulation and switch-based resellers of international long distance services and global alliances among some of the world's largest telecommunications carriers. We cannot assure anyone that we will be able to effectively compete in any of our target market areas or for targeted services, which could adversely affect our plan of operations, business, and operating results.

Competition within the United States

AT&T, MCI WorldCom, Qwest, and Sprint dominate the U.S.-based international telecommunications services market. We also compete in the United States with second-tier international carriers, including IDT Corporation, Pacific Gateway Exchange, Inc., and Primus Telecommunications Group. Several of these companies have considerably greater financial and other resources and more extensive domestic and international communications networks than we do. In addition, the FCC's order implementing the United

States' open market commitments to the World Trade Organization may make it easier for some foreign carriers to enter the U.S. market, which would increase our competition.

We anticipate that we will face additional competition from global alliances among large long distance telecommunications providers. In addition, consolidation in the telecommunications industry may create even larger competitors with greater financial and other resources. The effect of these proposed mergers and alliances could create increased competition in the telecommunications services market and reduce the number of customers that purchase wholesale international long distance services from us.

We compete for customers in the telecommunications markets primarily based on price and, to a lesser extent, on the type and quality of service offered. Increased competition could force us to reduce our prices and profit margins if competitors are able to procure rates or enter into service agreements that are comparable to or better than those we obtain, or if they are able to offer other incentives to existing and potential customers. We could also face significant pricing pressure if we experience a decrease in the volume of minutes that we carries on our network, as our ability to obtain favorable rates from our carrier suppliers depends, to a significant extent, on our total volume of international long distance call traffic. There is no guarantee that we will be able to maintain the volume of international long distance traffic necessary to obtain favorable rates. Although we have no reason to believe that our competitors will adopt aggressive pricing policies that could adversely affect us, we make no assurances that such price competition will not occur or that we will be able to compete successfully in the future.

International Long Distance Service Competition

Prices for international long distance calls are determined in part by international settlement rates, which are the rates that a carrier (often a PTT) charges to terminate an international call in its home country. Because these rates were set by national monopolies, they were traditionally set at arbitrary, artificially high levels that enabled many carriers to enjoy high gross margins on international calls. With the introduction of competition in many countries, international settlement rates have been declining for the last several years. Additionally, an increasing number of calls are being placed outside the international settlement rate system, resulting in drastically lower prices. Moreover, practices such as "re-file" (where traffic originating from a particular country is rerouted through another country with a lower settlement rate), off settlement rate terminations (where a local carrier agrees to terminate an international call at rates below the settlement rates) and transit (where a carrier agrees to terminate another carrier's traffic to a particular country at a negotiated price other than the settlement rate) are becoming increasingly common. Industry observers believe that the combined effects of deregulation, excess transmission capacity, advances in technology and the negligible marginal cost to a carrier that owns its own switches and transmission facilities of carrying an international call, are gradually causing the collapse of the international settlement rate system. Settlement rates also are being reduced because of regulatory initiatives. Lower settlement rates are scheduled to be in effect for substantially all countries over the next several years. Lower settlement rates will reduce per minute revenue, which could have a material adverse effect on our business. Prices for international calls may be further driven down because of the FCC's decision to lift its International Settlements Policy on competitive routes.

Competition from the Prepaid Call Card Industry

The prepaid calling card industry is extremely competitive, and we expect competition to increase in the future. We estimate there are over 100 companies offering prepaid calling cards in the United States. Several of these companies have greater financial and operating resources and therefore, might have an adverse effect in the launching of our retail product and services.

Competition for Internet Telephony Services

The market for Internet telephony services is also expected to be extremely competitive. There can be no assurance that we will be able to successfully compete in the developing Internet telephony market, or that other large companies will not enter the market as suppliers of Internet telephony services.

Employees

As of March 31, 2001, we employed twenty-four individuals on a full time basis. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. We have been actively seeking to hire a new Chief Executive Officer. None of our employees is subject to a collective bargaining agreement. We believe that our Company's relations with employees are good.

Item 2.  Description of Property
         -----------------------

The Company's corporate headquarters and principal executive offices and network operations center is located at 100 North Biscayne Blvd., Miami, Florida, where we occupy approximately 10,492 square feet under a lease that expires in November 2009. During year one of the lease, the annual rental was $115,000. During year two of the lease, the annual rental was $251,808. During year three of the lease, the annual rental is $261,880. During year four of the lease, the annual rental is $272,372. During year five of the lease, the annual rental is $283,284. During year six of the lease, the annual rental is $294,615. During year seven of the lease, the annual rental is $306,366. During year eight of the lease, the annual rental is $318,642. During year nine of the lease, the annual rental is $331,337. During year ten of the lease, the annual rental is $344,662. The Company also pays certain pass-through expenses.

We sublease additional space in the same building in Miami, under a separate lease that expires May 2003 for our switch site and operations office, which occupies approximately 2,488 square feet. During year one of the lease, the annual rental is $80,837. During year two of the lease, the annual rental is $84,070. During year three of the lease, the annual rental is $87,433. During year four of the lease, the annual rental is $90,931. We also pay certain pass-through expenses.

Additionally, the company leases approximately 3,759 square feet of space in Parsippany, New Jersey for its global carrier service business and a sales office, pursuant to a lease that expires in December 2004. The company pays an annual rental of $77,813 (and also pays pass-through expenses).

The Company's corporate headquarters and principal executive was previously located in New York, New York, where it had occupied approximately 4,749 square feet under a lease that expires in July 2010. During year one of the lease, the annual rental was $161,455. During year two of the lease, the annual rental was $166,299. During year three of the lease, the annual rental is $171,288. During year four of the lease, the annual rental is $176,426. During year five of the lease, the annual rental is $181,719. During year six of the lease, the annual rental is 196,673. During year seven of the lease, the annual rental is $202,574. During year eight of the lease, the annual rental is $208,651. During year nine of the lease, the annual rental is $214,910. During year ten of the lease, the annual rental is $221,357. The Company entered into Sub-Letting agreement with a third part to occupy this facility. This Sub-Lease agreement is set to expire on November 12, 2010.

We also lease co-location space for our telephonic switching equipment in New York. This co-location space typically leases on a short-term basis at approximately $600 per equipment rack. Currently, the lease cost incurred by us for such space in New York City is $9,500 per month.

Item 3.  Legal Proceedings
         -----------------

We are currently parties to routine litigation incidental to our business, none of which, individually or taken together, are expected to have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.

                                     PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters
         ------------------------------------------------------------------

Our Common Stock traded on the OTC Bulletin Board ("OTCBB") under the symbol WGEG.OB from January 24, 2000 until January 19, 2001 when we changed our symbol to GBCP.OB. Before January 24, 2000, there was no public trading market for the Common Stock. Set forth below is the range of the high and low closing bid quotations of the Common Stock for the past five quarters, as reported on the OTCBB system. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

                                                      High             Low
                                                      ----             ---
January 24 - March 31, 2000                         $13.625          $ 7.500
April 1, 2000 - June 30, 2000                       $10.250          $ 5.750
July 1, 2000 - September 30, 2000                   $ 9.125          $ 5.500
October 1, 2000 - December 30, 2000                 $ 6.000          $ 1.625
January 1, 2001 - March 31, 2001                    $ 3.500          $ 0.875
April 1, 2001 - June 26, 2001                       $ 2.660          $ 1.000

At March 31, 2001, approximately ninety shareholders of record of our Common Stock were active. We have never declared dividends on our Common Stock since inception and have no present intention of declaring or paying any dividends in the near future. We intend to retain any earnings, which we may realize in the near future to finance our operations. The terms of certain loan agreements restrict the payment of dividends or distributions.

Item 6.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Financial Statements included elsewhere in this Report. Historical results are not necessarily indicative of trends in operating results for any future period.

General

Globaltron, formerly known as Win-Gate Equity Group, Inc., is a Florida corporation, organized on May 17, 1996, to initially locate and effect business combinations with existing businesses. On January 21, 2000, we consummated a stock purchase agreement with all of the shareholders of Globaltron Communications Corporation, a Delaware corporation ("GCC") whereby we acquired 100% of the outstanding GCC shares. As a result, GCC became our wholly owned subsidiary.

We are a multinational facilities-based provider of integrated communications services in emerging markets to U.S.-based local and long distance telecommunications operators. On behalf of these U.S.-based operators, we transport voice and data services to our foreign networks. We currently operate eight Point of Presence (POP) located primarily in the United States, Caribbean and Latin America. Additionally, we maintain operating agreements that enable us to deliver similar services in many countries throughout the world using third party networks.

To date, we have primarily been engaged in network engineering, developing products, selecting vendors, and initiating market entry by means of agreements for developing our international carrier business. We plan to construct an international carrier grade convergent Internet Protocol
(IP) network to deliver reliable, low cost connectivity to customers in our target markets. We have an Asynchronous Transfer Mode/Voice over Internet Protocol (VOIP/ATM) switching network operating in the United States. Additionally, we plan to develop various value-added services to complement our IP/ATM switching network.

Plan of Operation

The Company intends to build a facilities-based international grade network outside the traditional settlement process to offer its customers low cost, highly reliable connectivity. The Company has initially focused on carrier wholesale termination by leveraging off of its current strategic agreements, U.S. carrier contracts, and network build-out. As our foreign operations become established, higher margin foreign traffic call origination is anticipated to increase. Globaltron currently is providing wholesale IP telephony services in Central and Latin America, as well as in the Caribbean. Additionally, the Company is developing various value-added services to complement its in VOIP/ATM switching network, including virtual private networks, Web hosting and ASP offerings.

Developing, as well as constructing, acquiring, and expanding our business requires significant capital expenditures, a substantial portion of which is incurred before the realization of revenues. These expenditures, together with the associated early operating expenses, result in negative cash flow until an adequate customer base is established. However, as our customer base grows, we expect that incremental revenues can be generated with decreasing incremental operating expenses. We have made specific strategic plans to build high capacity networks with broad market coverage, which initially we expect will increase our level of capital expenditures and operating losses. We believe that over the long term, this strategy will help to enhance our financial performance by increasing the traffic flow over our network. However, we make no assurances that we will be able to identify, attract, finance or consummate our operational and strategic objectives, all of which are heavily dependent upon, among other things, the Company's ability to obtain additional financing.

We intend to capitalize on the expanding and rapidly evolving telecommunications industry around the world, initially focusing on Latin America. Our goal is to become a leading facilities-based provider of integrated communications services to both businesses and retail customers. In order to help attain our goal, our strategy is to:

     o Enter in New Markets. We are initially focusing on the Latin American markets in which we can secure favorable, market-operating agreements or licenses that allow us to establish a local market presence or inter connection with existing operators. In certain markets on the verge of local market deregulation, we are planning to establish strategic relationships with licensed foreign carriers to establish market position and a competitive cost advantage.

     o Invest in U.S. Backbone and International Transport Network for Lowest Cost Competitive Positioning. We have allocated the majority of our network infrastructure investment to date to building out our VOIP/ATM backbone to secure low cost international transport positioning. By establishing a U.S. backbone with direct routes to our target markets, we believe that we will realize significant cost advantages for international transport and termination. Additionally, established direct routes will allow us to further capitalize on the prevailing traffic patterns between the U.S. and our target markets by providing international origination and termination to other service providers.

     We are working toward establishing a reliable, technologically advanced international transport network. The international convergent IP network is being constructed using technology from Lucent

     Technologies and Cisco Systems. The network being utilized is a cell based ATM/TDM switching and Internet Protocol for integrated voice, data and video applications. The transport network is optic. A network operations center for comprehensive network management is expected to be staffed 24 hours per day, 365 days per year to monitor the worldwide network. Additionally, our switching platform possesses full US/International signaling standards. We believe that our network characteristics will meet and exceed our customers' demands for reliability, quality, and capacity.

     o Build a Portfolio of Integrated Services and Applications. Although our current services are primarily sold to wholesale customers, our network infrastructure is designed to provide both wholesale and retail service offerings, including those of Phone 1. We believe that integrated services and applications offer higher margins and a mix of wholesale and retail traffic helps maintain optimal network utilization, which drives lower network operating costs per minute. We intend to build a portfolio of integrated services and applications to capture retail opportunities in the U.S. and in foreign markets where we have an established presence. Anticipated services and applications include national and international long distance, local access, IP Telephony, and enhanced value added services.

     o Foreign Market Traffic Origination. As we develop and expand our relationships with foreign carriers, Post Telephone and Telegraph Administrators (PTTs) and other foreign market providers, our carrier focus will shift increasingly to originate international carrier data, voice and virtual services traffic in foreign markets. Foreign market origination in deregulating markets offers significantly higher margins and leads to additional opportunities for foreign market retail origination.

     o Virtual Private Networks. We intend to build a uniform, secure, and guaranteed (VPN) Virtual Private Network that we expect will span from the United States to Latin America, starting with the United States to locations in Brazil. Globaltron will provide a contractual service offering for businesses looking to give roaming workers and satellite offices around the world access to corporate data, office-to-office communications, and long distance services with termination and origination from each country location. Our expectations are to offer services within the VPN offering tailored to the requirements of our clients, such as Web Hosting, Internet services (Business to Business and Business to Consumer), leasing applications, data warehousing, mobile ASP, and other related communication services.

     o Aggregate Carrier Traffic to Forge Strategic Operating Agreements. Aggregating of international call termination has been and will continue to be a key asset for us in achieving favorable positioning in foreign markets. As a facilities-based carrier, we intend to supply large volumes of traffic to key international regions and resell "arbitrage" traffic to the balance of the world. Strategically, we expect to use the aggregated traffic volumes to swap routes, extend business relationships to joint ventures, enter deregulating markets, and obtain foreign originating traffic.

     o Utilize Strategic Acquisitions to Enhance Share Value. We expect to continue to expand internally, as well as through acquisition and merger activities, acquiring companies providing complementary services or companies positioned in attractive markets.

     o Phone 1. We intend to offer domestic and international long distance telephone calls from the United States to anywhere in the world, from public payphones at competitive consumer rates. The basic premise of this business is to offer coin-operated direct-dial international calls from payphones at one dollar per call. The minutes available per one dollar vary based on the intended destination of the call. We believe this business will offer a competitive alternative to prepaid cards that are highly used by ethnic minorities who, based upon market research, typically spend a disproportionate amount of their discretionary income on international calls, and often do so from payphones by utilizing $5 prepaid cards. The service is currently being offered in the South Florida area on test basis.

     The business plan is to offer our service in six of the largest metropolitan areas of the United States. The company believes ethnic minorities will be the greatest users of our services. The company anticipates initial national rollout in the Miami and Ft. Lauderdale, Florida markets in August 2001. At the same time, the company is in discussions with payphone owners in other metropolitan cities, including New York, Los Angeles, Dallas, Houston, San Diego, and Tampa. The concept, built upon long-term relationships with payphone owners through contractual obligations, will utilize Globaltron's existing U.S. and international VOIP/ATM switching network. Other third party telecommunications providers, such as Qwest Communications Corp. and Global Crossing Corp. will be used. In this regard, Globaltron has recently entered into Carrier Service Agreements with both Qwest and Global Crossing.

Results of Operations

The discussion below relates to results of operations for the fiscal year ended March 31, 2001 and March 31, 2000.

Revenues for the Company for the fiscal year ending March 31, 2001 and March 31, 2000 totaled $2,752,377 and $949,514, respectively. All revenues were generated from international carrier termination sales of voice and data telecommunications into the Company's foreign site Points of Presence (POPs).

The Company receives wholesale carrier telecommunications traffic into one of its domestic switch sites and uplinks the traffic by signals from teleport facilities in New Jersey and Miami, Florida, and then to a satellite in geosynchronus orbit with the Earth. The Company has procured a designated segment of the bandwidth of the satellite, and then retransmits this signal to a downlink at the foreign site POP.

Although the Company's revenue grew substantially during the year, technical issues relating to some international sites affected revenues. We believe these technical issues have now been rectified and those sites are now operational.

The Company has contracted with providers of telecommunications transport services and facilities to process call traffic over its national and international network. Such expenses, which include fixed recurring monthly costs and variable usage fees for termination costs, constitute approximately 91% ($4,659,000) and 89% ($908,000)of the Cost of Goods Sold for the year ended March 31, 2001 and March 31, 2000, respectively. The Company includes service commissions paid to its foreign site operators and arbitrage fees, which are the costs charged by carriers to process the Company's off-network arbitrage traffic as a component of Cost of Goods Sold. These costs were approximately $473,000 (9%) of cost of goods sold for the period ended March 31, 2001 and $107,000 (11%) of Cost of Goods Sold for the period ended March 31, 2000. These costs, as a percentage of costs of goods sold, are expected to decrease as the Company's network reaches its expected traffic capacity levels. The Company's build-out of its international network is continuing. Due to the number of international sites under construction and testing required during the period, the Company incurred negative gross margins.

Selling, general, and administrative expenses ("SGA") for the years ending March 31, 2001 and March 31, 2000 reflect the stage of the Company during its third year of operations. General and Administrative (G&A) expenses were approximately $6,900,000 and $3,200,000 for the year ended March 31, 2001 and March 31, 2000, respectively. Professional fees were approximately $2,900,000 for the year ended March 31, 2000 and $860,000 for the year ended March 31, 2000. As a percentage of G&A, professional fees comprised 42% in fiscal year 2001 and 27% in fiscal year 2000.

Legal and accounting were the major expense factors of professional fees.

Salaries and wages were approximately $1,400,000 or 21% of G&A for the year ended March 31, 2001 and $1,090,000 or 34% for the year ended March 31, 2000. Rent and occupancy expense incurred for the 2001 fiscal year was $800,000, 11% of G&A and for the fiscal year 2000, it was $274,000, 8% of G&A. Travel expenses were $360,000 for the year ended March 31, 2001, representing 5% of G&A and $288,000, representing 9% for the year ended March 31, 2000. Tangible personal property tax expenses were approximately $174,000 and $81,000 for the years ended March 31, 2001 and 2000 respectively. Telephone expense was $160,000 and $48,000 for the fiscal years 2001 and 2000 respectively. All insurance related costs was approximately $138,000 and $74,000 for the years 2001 and 2000, an Bad debt expense was $300,000 and $333,000 for the same periods. All other G&A expenses totaled $668,000 and $152,000 for the years, representing 10% and 5% of total G&A for the years ended March 31, 2001 and March 31, 2000 respectively.

Depreciation and amortization expense for the year ended March 31, 2001, was approximately $28,000,000 which includes $24,647,000 that is due to Loan Cost Amortization, Amortization of Goodwill incurred because of the acquisition of subsidiary companies was $891,000 for the same period. Depreciation and amortization for the year ended March 31, 2000 was $730,000. Net interest expense for the year ended March 31, 2001 and March 31, 2000, was $2,060,000 and $165,000 respectively. Total costs and expenses for the years 2001 and 2000 were approximately $50,260,000 and $5,810,000. We recorded a net loss for the year ending March 31, 2001 of $47,515,051 which include $2,091,894 due to rescinding of Interloop transaction, $1,350,000 due to Atlas Communication, Ltd. settlement, $3,708,058 due to losses on the write-down and disposal of fixed assets. During the year ended March 31, 2001, the Company purchased equipment from a vendor for approximately $2.1 million. The vendor did not deliver the equipment to the Company and the Company did not have possession of the equipment as of March 31, 2001. As a result, the Company wrote off the equipment. Due to certain documentation claimed by the vendor, management believes they are responsible for the payment of the equipment. In addition, the Company wrote off approximately $1.6 million of equipment due to the discontinuation of their sites in Jamaica and Panama during the year ending March 31, 2001. (See footnote "E" to financials). In addition, $638,000 are due to a reserve setup for a deposit. The Company also recorded net loss for the year ended March 31, 2000 of $4,861,063. (See footnote "D" and "E" to financials).



Liquidity and Capital Resources

As of March 31, 2001, we were operating eight Points of Presences (POPs). The costs associated with the initial construction and operation of a network such as ours may vary, primarily due to market variations in geographic and demographic characteristics, and the types of construction technologies, which can be used to deploy the network. As we develop, introduce, and expand our high-speed data/Internet and voice services in each of our markets, additional capital expenditures and net operating costs will be incurred. The amount of these costs will vary, based on the number of customers served and the actual services provided to the customers.

We are incurring negative cash flows due, in major part, to the funding requirements for working capital, network construction, or development and voice services. Through March 31, 2001, we invested approximately $20 million in network and telecommunications equipment. We expect we will continue to incur negative cash flow for at least two years. We make no assurances that our networks or any of our other services will ever provide a revenue base adequate to sustain profitability or generate positive cash flow. We estimate that during fiscal year 2001, the amount of capital required for implementation of our integrated networks and our other services, and to fund negative cash flow, including interest payments, will be significant.

Developing and enhancing new services and networks will also require substantial capital expenditures. The funding of these expenditures is dependent upon the Company's ability to raise substantial equity and debt financing. In certain instances, the ability to secure equipment financing requires the consent of existing vendors. We are actively seeking additional funding from a variety of sources, including potential issuances of our securities in one or more private transactions. However, we make no assurances that we will be able to obtain such financing or, if obtained, that it will be on terms profitable to us.

Equipment Financing Agreements

In order for us to continue to acquire the VOIP/ATM switching network equipment necessary to develop our international telephone network, we have entered into various equipment financing agreements with equipment vendors. Equipment vendors typically finance capital equipment used by us in our international telephony network directly or indirectly. In the instance of a direct financing facility, the vendor itself will negotiate the facility with us, advance the funding, receive payments, and administer all details related to the transaction. In an indirect financing transaction, the vendor will have pre-selected a group of third party financial institutions that will represent the vendor to effect customer financing. The vendor accepts an order from us, while the financing institution and us will together negotiate the financial details of the transaction. The respective facility is characterized as conditional sales either contract or as a capital lease agreement, generally with a nominal buy-out option at termination. Regardless of the form of the agreement, the facilities feature deferred payment terms, multi-year maturity dates and allowance for such ancillary soft costs as shipping, taxes, installation and set-up necessary to place the equipment into service.

On October 25, 1999, Globaltron entered into two separate Equipment Financing Agreements with a telecommunications equipment vendor, and on January 24, 2000, the Company entered into an additional Equipment Financing Agreement with the same vendor. Pursuant to these agreements, we purchase switches and routers and pay for related ancillary costs of equipment maintenance, installation, and preparation. The Agreement has a term of 36 months for the purchase of equipment and 24 months for ancillary costs including shipping, taxes, installation, cabling, and software. As of March 31, 2001, all funds available under the equipment facility have been borrowed.

On August 23, 1999, Globaltron entered into an Equipment Financing proposal with another vendor. Pursuant to the proposal, the Company had the ability to borrow up to $10 million in order to purchase equipment and services and to pay for ancillary costs associated with the installation and preparation of the equipment for operation. The equipment facility was divided into three phases. Phase 1 was for up to $1,750,000 and was to be used towards the purchase equipment to be deployed outside of the United States. Phase 2 was for up to $6,750,000 and was to be used towards the purchase of equipment to be deployed in the United States. Phase 3 was for up to $1,500,000 and was to be used towards the purchase of professional services, plus costs relating to taxes and shipping. On September 15, 1999, Globaltron entered into a Master Conditional Sale Agreement with the same vendor finalizing all of the terms and conditions of the Equipment Financing Proposal. Through April 30, 2000, Globaltron borrowed approximately $13.5 million under the same vendor's facility. The vendor subsequently decided to decrease their financing role and turned new financings and renewals to third party lenders.

Loans from GNB Bank

On February 29, 2000, the Company obtained a loan from GNB Bank Panama S.A. ("GNB Bank"). Pursuant to the GNB Loan Agreement, GNB Bank made a loan to the Company in the principal amount of $5.0 million, plus interest at Citibank N.A.'s base rate plus 1%. The GNB Loan is evidenced by an unsecured convertible promissory note ("Note") due May 29, 2001, which maturity date was amended to October 31, 2001. The payment of the obligations under the Note and related agreements, and the performance of the obligations therewith, are unconditionally guaranteed by Globaltron. As of March 31, 2001, the outstanding principal balance of the loan was $4.0 million.

Subsequent to the fiscal year ended March 31, 2001, the Loan Agreement was modified to provide that the Note could be converted into either common stock or any other class of equity stock. On June 14, 2001, GNB Bank converted the outstanding principal amount of the Loan into 4.0 million shares of Series A 8% Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock carries an 8% yearly dividend, votes with the holders of Common Stock on a one vote for one share basis, and is convertible into Common Stock on a one-share-for-one-share basis.

Subsequent to our fiscal year end, we also entered into two additional loans with GNB Bank (Panama) in the principal amount of $1.25 million and $1.2 million, respectively, plus interest at Citibank N.A. prime plus 2%. Payment of the outstanding obligations is due on July 8, 2001. The proceeds from the loan were used for working capital. Additionally, GNB Bank (Panama) loaned Phone 1 an aggregate of $3,050,000 for working capital, which obligations were assumed by the Company because of its acquiring Phone 1. The loans to Phone 1 are due on July 6, 2001 (as to $2.75 million) and on July 8, 2001 (as to $300,000).

Loan Agreement with Arthur E. Lipson, Trustee

In July 2000, the Company entered into a loan agreement whereby Arthur Lipson, Trustee, loaned the Company the principal amount of $900,000, plus interest at a rate of 12% per annum. The loan proceeds were used for working capital needs. The Lipson obligation was paid on March 26, 2001, together with all accrued interest.

Sale of Securities to Premium Quality Fund

On December 6, 2000, our Board of Directors approved issuing 10 million shares of our Common Stock to Premium Quality Fund, a Cayman Islands company ("PQF"), for $10.0 million. PQF executed a subscription agreement, which was accepted by Globaltron, and funding occurred on December 28, 2000. The proceeds were used for working capital and sales, marketing, and general and administrative requirements. Subsequently, in June 2001, PQF acquired 2.0 million shares of Series A Preferred Stock at $2.00 per share, for an aggregate of $4.0 million, the proceeds of which were used for working capital.

The Colpafinsa Loans

In connection with the loan agreement (the "CSA Loan Agreement") dated September 27, 2000, by and among Globaltron, GCC, Gary D Morgan, the Company's former Chief Executive Officer and former Chairman of the Board (Morgan and GCC, as the "Guarantors"), and Colpafinsa S.A., a Panamanian corporation ("CSA"), CSA loaned Globaltron the principal amount of $4.0 million plus interest at Citibank N.A. base rate plus 1% (the "CSA Loan") and evidenced by a promissory note (the "CSA Note"). Subsequently, in consideration for releasing Morgan as a Guarantor, Morgan transferred 2.5 million shares of Company Common Stock to CSA. On December 21, 2000, the Company entered into a second loan agreement ("CSA Loan Agreement 2") with CSA whereby CSA loaned the Company the principal $1.0 million to the Company. The terms of the CSA Loan Agreement 2 are substantially similar to the previous CSA Loan Agreement. The proceeds from each of the CSA Loans were used for expansion and working capital.

On January 31, 2001, the Company repaid both CSA Loans in the principal amount of $5.0 million, plus all accrued interest.

Subsequent Events.

As of April 30, 2001, three of the Company's Directors purchased 10,000 shares of restricted Common Stock at the then fair market price of $1.95 per share. The proceeds from the sales were used for working capital. In June 2001, the Company's fourth Director also purchased 10,000 shares on the same terms.

On April 30, 2001, the Chief Executive Officer left the Company to pursue other business and financial opportunities. The Company agreed to pay $220,000, starting May 1, 2001 and continuing over the next nine months. Additionally, the exercise period for his vested options to purchase 384,000 shares of Company common stock at $5.50 per share was extended through July 31, 2002

In June 2001, the Company sold GNB Bank 3.0 million shares of Series A Preferred Stock for $2.00 per share. The proceeds from the sale will be used to pay off outstanding obligations and to meet working capital requirements.

In June 2001, GNB Bank converted its outstanding convertible loan of $4.0 million into 4.0 million shares of Series A 8 Preferred Stock on a one share for $1.00 basis.

In June 2001, we acquired all of the outstanding common stock of Phone 1, Inc., a telecommunications marketing company, for 12.0 million restricted shares of our common stock. As security for the indemnification provisions given by the Phone 1 shareholders, 7.2 million shares of Common Stock were pledged.

In June 2001, Globaltron Communications Corporation reached an agreement with a major supplier to resolve outstanding obligations owed by GCC aggregating in excess of $14 million.

Item 7.  Financial Statements

The consolidated financial statements of the Company are filed as part of this Form 10-KSB and are set forth on pages F-1 to F-18. The report of Grant Thornton LLP, our independent certified public accountants, dated May 31, 2001 (except for Note P, as to which the date is June 26, 2001).


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has experienced a net loss of $47,515,051 for the year ended March 31, 2001. Additionally, the Company's current liabilities exceeded its current assets by $17,296,588, the Company had a shareholders' deficit of $9,694,301 at March 31, 2001, and the Company used cash of $11,348,160 in its operations for the year ended March 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans about these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Historical Financial Statements

Report of Independent Certified Public Accountants ..................F-1

Consolidated Balance Sheet...........................................F-2

Consolidated Statement of Operations.................................F-3

Consolidated Statement of Stockholders Equity (Deficit)..............F-4

Consolidated Statement of Cash Flows.................................F-5 - F-6

Notes to Consolidated Financial Statements...........................F-7 - F-25

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

Effective May 28, 1999, the Company's then sole Director, Debra Jannsen, replaced Millward & Co. with London Witte & Company, P.A., as its independent auditors when Millward & Co., Inc. declined to stand for re-election or appointment. Millward & Co.'s report on the financial statement, since the Company's inception did not contain any adverse opinion, any disclaimer of opinion, nor has any opinion been modified as to uncertainty, audit scope or accounting principles nor did the Company have any disagreements with Millward & Co. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

London Witte ceased acting as the Company's independent auditor upon completing the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Grant Thornton LLP ("Grant Thornton") became the Company's independent auditors on March 10, 2000. The decision to engage Grant Thornton and to terminate its relationship with London Witte subsequent to the GCC acquisition was recommended and approved by our Board of Directors. The reports of London Witte on the Company's financial statements for the past two fiscal years ended December 31, 1998 and December 31, 1999, respectively (the "Prior Fiscal Years"), did not contain any adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles. During the Prior Fiscal Years and the Interim Period, the Company has had no disagreement with London Witte as to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        ------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act
        --------------------------------------

The following table sets forth certain information concerning the Company's executive officers and directors as of June 15, 2001:

--------------------------------------------------------------------------------

             Name               Age       Position
--------------------------------------------------------------------------------

Syed Naqvi                     36         Chief Financial Officer

David W. Sloan                 59         Chairman of the Board of Directors

Louis Giordano                 35         Director

Frederic Z. Haller             55         Director

Michael Spritzer               56         Director

Syed A. Naqvi has served as the Controller of Globaltron Corporation since December 2000, and has served as its Chief Financial Officer since May 2001. Mr. Naqvi has experience in operational finance and consulting in various executive/management positions. Before joining Globaltron, from August 1999 to November 2000, he was the executive consultant for Focus Consulting Group providing strategic consulting and business development services to startups, middle market companies, and advising various governments and companies in contract negotiations. From March 1998 to August 1999, Mr. Naqvi was the Chief Financial Officer of Intelesis Group Inc. From February 1997 to February 1998, Mr. Naqvi was the Chief Financial Officer of TelMed Inc. Mr. Naqvi has also held various positions with Colombia HealthCare Corporation and Laboratory Corporation of America Holdings. Mr. Naqvi received his B.A. in Accounting from Florida Atlantic University. He is a Certified Public Accountant and belongs to various professional organizations.

David W. Sloan has served as the Chairman of the Board of Directors since February 2000 and has been a senior partner in the international law firm of Proskauer Rose LLP since 1987, engaging in domestic and international corporate transactions in numerous industrial sectors with an emphasis in banking, securities brokerage firms and the telecommunications industry since 1987. Mr. Sloan serves on the Boards of Directors of a number of both domestic and international banks and of securities brokerage firms. He is a member of the American Bar Association and a graduate of Columbia College and Columbia Law School.

Louis Giordano has served as a Director since February 2000. He currently has served as the Executive Vice President and Chief Financial Officer of New World Network Holdings, Ltd. ("New World") since June 2000, when New World received approximately $400 million in a combination of debt and equity financing to complete its funding of ARCOS-1, a fiber optic submarine cable ring which connects the U.S. to points in Mexico, Central America, South America and the Caribbean. Before joining New World, Mr. Giordano served in the financial services sector for more than 13 years, primarily in mergers and acquisitions in Latin America. Mr. Giordano served as Director of Latin American Corporate Finance at Barclays Bank PLC from 1997 to 1998, where he managed a group providing debt financing to telecommunications and power companies in Latin America. From 1995 to December 1997, Mr. Giordano was employed at and served on the Board of Directors of Banco de Colombia where he served as an advisor on international strategy and operations advising the Chairman of the Board of Directors. Mr. Giordano received his B.S. in Finance from the University of Virginia.

Frederic Z. Haller has served on our Board of Directors since February 2000 and currently serves as a Director of a number of international companies located in the United States, Luxembourg, Johannesburg, South Africa, and London, England. From 1997 to 1999, Mr. Haller was Chairman of the Emerging Markets Traders Association. From 1990 to 1999, Mr. Haller served as a Director and member of the Executive Committee of Deutsche Bank Group, located in Frankfurt, Germany; a Director and head of emerging markets-investment bank of Morgan Grenfell PLC, a London-based merchant bank; and a Director and a member of the Management Committee of Deutsche Morgan Grenfell, also a London-based merchant bank. Mr. Haller currently resides in London, England.

Michael Spritzer has served on our Board of Directors since February 2000 and currently is the Managing Partner of Berenfeld, Spritzer, Shechter & Sheer, CPA's, located in Miami Florida where he has practiced for the past 29 years. Mr. Spritzer has served as Chairman of the Board of Eagle National Bank of Miami since August 1999 and been a member of its Board of Directors since 1997. Mr. Spritzer is a member of the Board of Overseers of Hebrew Union College-Jewish Institute of Religion, New York, New York and a member of the Board of Directors of the Union of American Hebrew Congregations, New York City, New York. Mr. Spritzer is a member of the Florida Institute of Certified Public Accountants and the American Institute of Certified Public Accountants.

It is the Board's intent to increase the size of the Board of Directors in the near future and to create an Audit Committee and a Compensation Committee comprised of certain members of the Board. The Board is also actively seeking to hire a Chief Executive Officer.

Each Director is elected at the Company's Annual Meeting of Shareholders and holds office until the next Annual Meeting of Shareholders, or until the successors are elected and qualified. At present, the Company's bylaws provide for not less than one or more than nine Directors. Currently, we have six Directors. The bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next Annual Meeting of Shareholders or until his successor is elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board. There are no family relations among any Executive Officers or Directors of the Company. The officers of the Company devote full time to the business of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Executive Officers, Directors and 10% Shareholders to file reports regarding initial ownership and changes in ownership with the SEC. Executive Officers, Directors, and 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Our information regarding compliance with Section 16 is based solely on a review of the copies of such reports furnished to us by our Executive Officers, Directors and 10% shareholders. These forms include (i) Form 3, which is the Initial Statement of Beneficial Ownership of Securities, (ii) Form 4, which is a Statement of Changes in Beneficial Ownership, and (iii) Form 5, which is an Annual Statement of Changes in Beneficial Ownership.

A Form 4, which was to be filed by our Former Chief Executive Officer and Chairman of the Board, Gary Morgan, for February 2001, has not yet been filed. A Form 3 for Frederic Haller, one of our Directors, which should have been in filed by March 10, 2001, was not filed until June 27, 2001 nor was his Form 4, which should have been filed by June 10, 2001, was not filed until June 27, 2001.

Item 10.  Executive Compensation

The following table sets forth certain summary information for the years indicated concerning the compensation awarded to, earned by, or paid to (i) those persons serving as the Chief Executive Officer during the 2001 fiscal year, (ii) the other four most highly compensated executive officers of the Company who were serving as such at March 31, 2001, and (iii) up to two additional individuals who had served as an Executive Officer of the Company during the 2000 fiscal year but who were not Executive Officers at March 31, 2001, except that persons referred to in clauses (ii) and (iii) above generally are not included in the table if they received total annual salary and bonuses of $100,000 or less for the 2000 fiscal year end. The persons named in this table shall be collectively referred to as the "Named Executive Officers".

                           Summary Compensation Table

                                                                                               Long-Term Compensation

                                             Annual Compensation                       Awards               Payouts

                                      Fiscal                                         Restricted
                                      Year                         Other Annual       Stock      Options/    LTIP        All Other
Name and Principal Position           End    Salary     Bonus ($)  Compensation ($)   Awards ($)   SARs    Payouts   ($)Compensation

Kevin P. Fitzgerald, Former Chief     2001   $150,000      -0-           -0-          $96,000       -0-        -0-            -0-
Executive Officer (1)

Gary D. Morgan, Former Chief          2001    $42,981      -0-           -0-            -0-         -0-        -0-            -0-
Executive Officer and Chairman (2)    2000    $45,469      -0-           -0-            -0-         -0-        -0-            -0-

Gary P. Stukes,                       2001   $269,319      -0-           -0-            -0-         -0-        -0-          $9,186
Former President and Chief            2000   $ 63,692      -0-           -0-            -0-         -0-        -0-           $ 957
Operating Officer of Globaltron
Communications Corporation.  (3)

(1) Mr. Fitzgerald served as Chief Executive Officer from October 2, 2000 through April 30, 2001.

(2) Mr. Morgan served as Chief Executive Officer from January 2000 until October 2, 2000. Mr. Morgan resigned as Chairman of the Board of Directors on February 2, 2001.

(3) Mr. Stukes resigned as President and Chief Operating Officer of Globaltron Communications Corporation on February 28, 2001.


Stock Option Grants in Last Fiscal Year

During the fiscal year ended March 31, 2001, the following options were granted to the following Named Executive Officers.

                                              Individual Grants

                          Number of Securities         Percent of Total
                           Underlying Options         Options/SARs Granted        Exercise Price
Name                        SARs Granted ($)       to Employees in Fiscal Year    Base Price($SH)     Expiration Date
----                        ----------------       ---------------------------    ---------------     ---------------

Kevin P. Fitzgerald             960,000                       40%                   $5.50             October 1, 2010

Globaltron 2000 Stock Incentive Plan

Effective October 2, 2000, the Board of Directors adopted the Globaltron 2000 Stock Incentive Plan ("Plan") and effective as of November 17, 2000 a majority of our shareholders approved the Plan. The Plan was subsequently amended by the Board of Directors as of April 30, 2001 to increase the aggregate number of shares that may be available under the Plan to 4.0 million shares, but limited to a maximum of 3.0 million Incentive Stock Options. Under the Plan, we may grant non-qualified stock options ("NQSOs") and incentive stock options ("ISOs") to purchase shares of Common Stock and restricted stock (collectively, the "Awards"). The Plan provides for equitable adjustment of the number of shares subject to the Plan, the number of shares of each subsequent award of stock, and the unexercised portion of the stock option award described below in the event of a change in the capitalization of Globaltron due to a stock split, stock dividend re-capitalization, merger or similar event.

The authority to control and manage the operation and administration of the Plan is vested in a Committee, which currently consists of the members of our Board of Directors. The Committee has discretion to (1) determine the types, terms and conditions of all Awards, including exercise price or purchase price (if any), performance goals, and other earn-out and/or vesting contingencies and acceleration provisions, (2) adopt, alter or repeal administrative rules, guidelines and practices (including special guidelines for non-U.S. employees),
(3) delegate administrative responsibilities, and (4) construe and interpret the terms of the Plan and any agreements evidencing Awards granted. All awards are subject to the terms of a written agreement between the participants and Globaltron.

The maximum number of shares of Common Stock subject to any award of stock options or shares of Restricted Stock during any fiscal year is 1.0 million. The vesting schedule for any option granted under the Plan will be determined by the Board of Directors or the Committee and will be set forth in a specific option agreement. To the extent not exercised, installments will accumulate and be exercisable, in whole or in part, at any time after becoming exercisable, but not later than the date, the option expires. The Committee has the right to accelerate the exercisability of any option.

Stock options qualify as "ISOs" if they meet the requirements of Section 422 of the Internal Revenue Code. ISOs may only be granted to employees of Globaltron and its affiliates and any person holding capital stock of Globaltron, or any affiliate possessing more than 10% of the total combined voting power of all classes of capital stock of Globaltron or any affiliate will not be eligible to receive ISOs unless the exercise price per share is at least 110% of the fair market value of the stock on the date the option is granted. Each ISO granted pursuant to the Plan is exercisable, during the optionee's lifetime, only by the optionee or the optionee's guardian or legal representative.

NQSOs may be granted to employees, to directors who are neither officers nor employees of our company, to consultants and to other persons who provide services to our affiliates and us. Stock options are NQSOs if they do not meet the requirements for ISOs.

The Committee may grant shares of restricted stock, which is an award of shares of common stock that is subject to the attainment of pre-established performance goals and other conditions, restrictions and contingencies as the Committee determines. Awards of restricted stock may be granted solely to participants who are employees or consultants of Globaltron, or any of its subsidiaries or parent corporations. Unless otherwise determined by the Committee at grant, each award of restricted stock will provide that if the participant engages in detrimental activities (as defined in the Plan) prior to, or during the one year period after any vesting of restricted stock, the Committee may direct (at any times within two years thereafter) that all unvested restricted stock be immediately forfeited to Globaltron and that the participant will pay Globaltron an amount equal to the fair market value, at the time of vesting, of any restricted stock that has vested in the period referred to above. (This does not apply upon a Change of Control). The Committee will fix the purchase price of the Restricted Stock.

All options will lapse on the expiration of the option terms specified by the Committee in a certificate evidencing such option, but in no event will NQSOs or ISOs be exercisable after the expiration of ten years from the date such option is granted (five years for participants who own more than 10% of the total combined voting power of all classes of the stock of Globaltron, its subsidiary corporations or its parent corporations).

To the extent that the aggregate fair market value (determined as of the time of grant) of the Common Stock with respect to which ISOs are exercisable for the first time by an employee during any calendar year under this Plan, and/or any other stock option plan of Globaltron or any of its subsidiary or parent corporations exceeds $100,000, such options shall be treated as NQSOs. In addition, if an employee does not remain employed by Globaltron, or any of its subsidiary or parent corporations, at all times from the time an ISO is granted until three months prior to the date of exercise (or such other period as required by applicable law), such option shall be treated as a NQSO. Should any provision of this Plan not be necessary in order for the Stock Options to qualify as ISOs, or should any additional provisions be required, the Committee may amend this Plan accordingly, without the necessity of obtaining the approval of Globaltron shareholders.

Options may not be sold, assigned, transferred, pledged, or encumbered, except by will or by the laws of descent and distribution. The optionee may only exercise an option during his or her lifetime or his or her estate, for a period after the optionee's death.

Generally, our Board of Directors or the Committee has the power to amend, terminate, or suspend all or any portion of the Plan without shareholder approval. However, no amendment may impair an existing award or alter the rights of a recipient of options already granted under the Plan without the recipient's consent. Additionally, the Board of Directors may not, without further approval of Globaltron's shareholders, according to Florida Law, solely to the extent required by the applicable provisions of Rule 16b-3, Section 162(m) or 422 of the Code, or the rules of any applicable exchange: (1) Increase the aggregate number of shares of Common Stock that may be issued under this Plan, (2) Increase the maximum individual Participant limitations for a fiscal year, (3) Change the classification of employees, Consultants or Non- Employee Directors eligible to receive Awards under this Plan, (4) Decrease the minimum option price of any Stock Option, (5) Extend the maximum Stock Option period, (6) Materially alter the Performance Criteria for the Award of Restricted Stock, or
(7) Make any other amendment that would require shareholder approval under the rules of any exchange or system on which Globaltron'sS securities are listed or traded.

Unless terminated by the Board of Directors earlier, the Plan shall terminate on the earlier of December 31, 2012 or ten years after the date the Plan is approved by Globaltron's stockholders.

Subsequent to year-end, on April 30, 2001, the Board of Directors amended the Plan to increase the number of shares of Common Stock reserved under the Plan by
1.0 million, increasing the initial number of shares reserved under the Plan from 3.0 million to 4.0 million shares.

As of June 15, 2001, options were outstanding at exercise prices ranging from $1.95 to $3.125, of which 709,000 are ISOs and 550,000 are NQSOs.

Option Exercises and Year End Values

The following table provides information on options exercised in the fiscal year ended March 31, 2001 by the persons named in the "Summary Compensation Table" above, the number of unexercised options each of them held at March 31, 2000 and the value of the unexercised "in-the-money" options each of them held as of that date.

------------------------------------------------------------------------------------------------------------------------------------

                                                                              Number of Securities          Value of Unexercised
      Name                                                                   Underlying Unexercised             In-the-money
                               Shares Acquired         Value Realized        Options/SARs at FY-End             Options/SARs
                                 on Exercise                 ($)            Exercisable/Unexercisable          at FY-End ($)
                                                                                                          Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
   Kevin Fitzgerald                 -0-                     -0-                 384,000 / 576,000           $384,000 / $576,000

------------------------------------------------------------------------------------------------------------------------------------

Compensation of Directors

Under the Plan, non-employee Directors receive options to purchase 50,000 shares of Common Stock as of the date the non-employee Directors begins serving in that capacity. Additionally, pursuant to an amendment to the Plan effective April 30, 2001, each non-employee Director also received options to purchase an additional 75,000 shares of Common Stock at $1.95 per share, which was fair market value of the Common Stock on the date of grant. The exercise price for each option is the then fair market value of our Common Stock at the time of grant, exercisable for ten years, 50% of which vest on the date of grant and 50%, of which vest on the first anniversary of the date of grant.

Employment and Consulting Agreements

Kevin P. Fitzgerald. Effective October 2, 2000, Globaltron entered into an employment agreement with Kevin P. Fitzgerald, our former Chief Executive Officer and a former Director. Pursuant to the agreement, Mr. Fitzgerald received an annual base salary of $300,000, all normal Company benefits, and stock options. Subsequent to our fiscal year end, Mr. Fitzgerald left the Company effective as of the end of business on April 30, 2001 to pursue other business and financial opportunities. Mr. Fitzgerald will receive a total of $220,000 starting May 1, 2001 and continuing over the next nine months. Additionally, the exercise period for Mr. Fitzgerald's vested options to purchase 384,000 shares of Company common stock at $5.50 per share was extended through July 31, 2001. He is subject to the non-disclosure provisions of his agreement, and he may not compete with the Company through February 2002.

Gary Stukes. In December 1999, we executed an employment agreement dated December 31, 1999 with Gary Stukes, then President of our wholly owned subsidiary, Globaltron Communications Corporation. Pursuant to his agreement, Mr. Stukes received an annual base salary for the fiscal year 2001 of $263,261. Mr. Stukes also received all normal Company benefits, reimbursement for reasonable out-of-pocket expenses incurred in connection with Company business and use of a premium class automobile. Pursuant to the employment agreement, Mr. Stukes is subject to confidentiality, no solicitation, and non-competition provisions. At no time may he divulge any confidential information concerning our business or trade secrets. As of February 28, 2001, Mr. Stukes and the Company mutually agreed to terminate his employment agreement. Contemporaneously, the Company entered into an agreement with ROA and Mr. Stukes whereby ROA serves as an independent advisor to us with respect to all issues relating to the telecommunications industry. Under the consulting agreement, ROA receives ten monthly payments of $12,500.

Syed A. Naqvi. Effective May 22, 2001, Company entered into a Stock Purchase Agreement with Syed A. Naqvi, our Chief Financial Officer. The agreement provides that Mr. Naqvi is entitled to receive options for up to 200,000 shares of Company's Common Stock, exercisable at $2.25 per share through May 21, 2011. 50,000 options to purchase shares of Common Stock were fully vested at the grant date. Remaining options will vest in 37,500 increments every six months. Mr. Naqvi receives an annual base salary of $165,000 and is entitled to receive all normal Company benefits and reimbursement for reasonable out-of-pocket expenses incurred in connection with Company business.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          ---------------------------------------------------------------

The following table sets forth, as of June 27, 2001, the shares of Common Stock owned beneficially by (i) each of our Executive officers, (ii) each of our current Directors, (iii) all Executive Officers and Directors as a group, (iv) each person known by us to be the beneficial owner of more than five percent of our Common Stock. "Beneficial Ownership" is a technical term broadly defined by the Securities and Exchange Commission to mean more than ownership in the usual sense. For example, you "beneficially" own Common Stock not only if you hold it directly, but also if you hold indirectly (though a relationship, a position as a director or trustee, or a contract or understanding), have (or share the power to vote the stock, or sell it) the right to acquire it within 60 days. Except as disclosed in the footnotes below, each of the Executive Officers, Directors and Nominees for Directors listed have sole voting and investment power over his or its shares. As of June 27, 2001, there were 40,768,702 shares of Common Stock issued and outstanding and approximately 102 holders of record.



Name (1)                          Current Title                                  Shares Beneficially Owned         Percent of Class

Kevin P. Fitzgerald (2)           Former Chief Executive Officer and                      384,000                         *
                                  Former Director
                                                                                          50,000
Syed A. Naqvi (3)                 Chief Financial Officer                                                                 *

David W. Sloan (1)(4)             Chairman of the Board of Directors                      248,500                         *

Louis Giordano (1)(5)             Director                                                 72,500                         *

Frederic Z. Haller (1)(6)         Director                                                 72,500                         *
                                                                                                                          *
Michael Spritzer (1)(6)           Director                                                 72,500

All Current Officers and                                                                  516,000                        1.3%
Directors as a Group
(five persons)(7)

GNB Bank (Panama) S.A. (8)(9)                                                           9,500,000                       19.9%

Premium Quality Fund (10)                                                              12,000,000                       28.1%
(11)

Tremaine Trading Co. (12)                                                               4,294,000                       10.5%

Whitmer Ltd. (13)                                                                       9,576,000                       23.5%

 * Less than 1%.

(1) The address for each of Globaltron's Directors and Executive Officers is 100 North Biscayne Boulevard, Suite 2500, Miami, Florida 33132.

(2) Mr. Fitzgerald's address is 5225 Collins Avenue, #709, Miami, Florida 33140. This represents options to purchase up to 384,000 shares at $5.50 per share through July 2002.

(3) Represents options to purchase up to 50,000 shares at $2.25 per share through May 21, 2011

(4) Includes 186,000 shares owned by Mr. Sloan and options to purchase (i) 25,000 shares at $3.125 per share and (ii) 37,500 shares at $1.95 per share.

(5)      Includes options to purchase (i) 25,000 shares at $3.125 per share and
         (ii) 37,500 shares at $1.95 per share.

(6)      Includes 10,000 shares owned by the Director and options to purchase
         (i) 25,000 shares at $3.125 per share and (ii) 37,500 shares at $1.95 per share.

(7) Does not include Mr. Fitzgerald, our former Chief Executive Officer and a former Director.

(8)      Their address is Calle Manual Icaza No. 18, Panama City, Republic of
         Panama.

(9) This amount includes 7.0 million shares of Series A 8% Convertible Preferred Stock, which is voting stock, based on one vote for each one share held and is convertible into Common Stock on a one-share-for-one-share basis.

(10) This amount includes 2.0 million shares of Series A 8% Convertible Preferred Stock, which is voting stock, based on one vote for each one share held and is convertible into Common Stock on a one-share-for-one-share basis.

(11) Their address is c/o Maples & Calder, P.O. Box 309, Grand Cayman, Cayman Islands, British West Indies, Attention: John Dyke.

(12) Their address is c/o Hamilton Trustees Limited, 15 The Grange, St Peter Port, Guernsey, Channel Islands GY1 2QL, Attention: Timothy Howarth.

(13) Their address is c/o Aleman, Cordero, Galingo & Lee Trust (Panama), S.A., Attention: Arturo Gerbaud de la G., 2nd Florida, Swiss Bank Bldg., East 53rd Street, Marbella, P.O. Box 6-1014 El Dorado.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

Alvaro Davila Pena, the former Vice President and Chief Operating Officer of Latin American Operations and a former Company Director, is an attorney and partner in the law firm, Davila Davila Asociados Ltda. in Bogota, Colombia. Mr. Davila resigned as an officer and a Company Director as of April 30, 2001. Mr. Davila and his law firm perform certain legal services on behalf of the Company. Mr. Davila invoices the fees for such legal services at his normal and customary rates. Mr. Davila is also reimbursed for all out-of-pocket expenses incurred in connection with the performance of such legal services. As of March 31, 2001, the total amount invoiced by Davila Davila Asociados Ltda. was approximately $262,000.

David W. Sloan, the Chairman of the Board of Directors, is a senior partner with the law firm of Proskauer Rose LLP. Mr. Sloan and his law firm perform certain legal services on behalf of the Company. Mr. Sloan invoices the fees for such legal services at the firm's normal and customary rates. During the fiscal year ended March 31, 2001, the total amount invoiced by Proskauer Rose LLP to the Company, including fees and costs, was approximately $823,000.

GNB Bank (Panama), a principal shareholder, is also one of the Company's lenders. Subsequent to our fiscal year end, GNB Bank loaned the Company an aggregate of $2.45 million plus interest at Citibank N.A. prime rate plus 2%. The proceeds from the loan were used for working capital. Additionally, GNB Bank (Panama) loaned Phone 1 an aggregate of $3,050,000 plus interest at Citibank N.A. prime rate plus 2%. The two Notes are due to GNB Bank (Panama) on July 06, 2001 (as to $2,750,000) and July 08, 2001 (as to $300,000).

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

(a) The financial statements listed under Item 7 above are filed as part of this Form 10-KSB.

(b)      Reports on Form 8-K

         Date of Report      Items Reported              Description
         --------------      --------------              -----------

         January 10, 2001       Item 5             Sale of restricted securities
         January 19, 2001       Item 5             Change in trading symbol
         February 7, 2001       Item 5             Appointment of new directors

(c)      Exhibits

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

2.12 Stock Purchase Agreement between Win-Gate Equity Group, Inc. and the Shareholders of Globaltron Communications Corporation dated January 21, 2000. (1)
3.1.1    Articles of Incorporation of Win-Gate Equity Group, Inc.  (2)
3.1.2    Articles of Amendment to the Articles of Incorporation.  (13)
3.1.3    Certificate of Designation for the Series A 8% Convertible Preferred
         Stock
3.2      By-Laws of Win-Gate Equity Group, Inc.  (2)
4.1      Specimen Common Stock Certificate.  (2)
10.1     Forms of Subscription Documentation for Prospective Investors.  (2)
10.2.1   Win-Gate Equity Group, Inc. 1996 Stock Option Plan.  (2)
10.2.2   Globaltron Corporation's 2000 Stock Incentive Plan.  (12)
10.2.3 Amendment Number One to Globaltron Corporation " 2000 Stock Incentive Plan (15)
10.3     Loan Agreement.  (2)
10.4 Loan Agreement dated February 29, 2000 by and among Win-Gate Equity Group, Inc., Globaltron Communications Corporation, and GNB Bank Panama, S.A. (4)
10.5 Letter Agreement dated February 29, 2000 between Gary D. Morgan and GNB Bank Panama, S.A. (4)
10.6 Loan Agreement dated July 26, 2000 between Win-Gate Equity group, Inc. and Arthur E. Lipson, Trustee(5)
10.7 Equipment Financing Proposal dated August 23, 1999 between Globaltron Communications Corporation and Lucent Technologies. (5)
10.8 Master Conditional Sale Agreement dated September 15, 1999 between Globaltron Communications Corporation and Lucent Technologies. (5)
10.9 Term Sheet dated June 23, 2000 between Globaltron Communications Corporation and Italtel SPA. (5)
10.10 Equipment Financing Agreement dated October 25, 1999 between Globaltron Communications Corporation and Cisco Systems Capital Corporation. (5)
10.11 Soft Cost Financing Agreement dated October 25, 1999 between Globaltron Communications Corporation and Cisco Systems Capital Corporation. (5)
10.12 Equipment Financing Agreement dated January 24, 2000 between Globaltron Communications Corporation and Cisco Systems Capital Corporation. (5)
10.13 Term Sheet dated July 13, 2000 between Globaltron Communications Corporation and Tropico Sistemas e Telecomunicacoes S.A. (5)

10.14 Term Sheet dated July 11, 2000 between Globaltron Communications Corporation and CPqD Technologies. (5)
10.15 Equipment Financing Agreement dated June 23, 2000 between Globaltron Communications Corporation and Gallant Capital & Finance, LLC. (5)
10.16 Term Sheet dated June 13, 2000 between Win-Gate Equity Group, Inc. and ECI Telecom Ltd. (5)
10.17 Executive Employment Agreement between Globaltron Communications Corporation and Gary Stukes(5)
10.21 Satellite Bandwidth Agreement dated November 9, 1999 between Globaltron Communications Corporation and Satelites Mexicanos, S.A. de C.V. (5)
10.22 Contract of Sale dated November 9, 1999 between Globaltron Communications Corporation and Owners of 64% of Startcomm Corporation.
         (5)
10.23 Amendment dated September 27, 2000 to the Loan Agreement dated February 29, 2000 among Win-Gate Equity Group, Inc., Globaltron Communications Corporation, and GNB Bank S.A. (6)
10.24 Letter Agreement dated September 27, 2000 from Gary D. Morgan to GNB Bank Panama S.A. (6)
10.25 Letter Agreement dated September 27, 2000 from Win-Gate Equity Group, Inc. to GNB Bank Panama S.A. re: Transfer and Voting Matters. (6)
10.26 Stock Purchase Agreement dated September 27, 2000 between Gary D. Morgan and Tremaine Trading Co. (7)
10.27 Employment Agreement between Win-Gate Equity Group, Inc. and Kevin P. Fitzgerald dated September 27, 2000. (7)
10.28 Loan Agreement dated September 27, 2000 between Win-Gate Equity Group, Inc., Globaltron Communications Corporation, Gary D. Morgan, and Colpafinsa S.A. (7)
10.29 Pledge Agreement dated September 27, 2000 between Gary D. Morgan and Colpafinsa S.A. (7)
10.30 Stock Purchase Agreement dated April 11, 2000 between Win-Gate Equity Group, Inc. and Oriental Allied Holdings Ltd. (7)
10.31 Pledge and Security Agreement dated April 11, 2000 between Win-Gate Equity Group, Inc. and Oriental Allied Holdings Ltd. (7)
10.32 Settlement Agreement dated November 21, 2000 among Globaltron Corporation, Globaltron Communications Corporation, and Atlas Communications, Ltd. (8)
10.33 Agreement to Settle Promissory Note dated December 7, 2000 by and among International Investments Communications, Ltd., Globaltron Communications Corporation, and Gary Morgan. (Exhibit omitted) (9)
10.34 Second Amendment dated as of December 5, 2000, but effective on October 24, 2000, to the Loan Agreement dated as of February 29, 2000, as amended September 27, 2000 by and among Globaltron Corporation, formerly known as Win-Gate Equity Group, Inc., Globaltron Communications Corporation and GNB Bank S.A. (exhibits omitted) (11)
10.35 Pledge and Security Agreement dated as of November 21, 2000 between Gary D. Morgan and Arthur Lipson, trustee, with GNB Bank (Panama) S.A. and Colpafinsa S.A. as joiners to the Agreement. (11)
10.36 Amendment dated as of December 5th, 2000, but effective as of October 24, 2000, to a certain Loan Agreement, dated as of September 27, 2000, by and among Globaltron Corporation, formerly known as Win-Gate Equity Group, Inc., Globaltron Communications Corporation, Gary D. Morgan as Guarantor and Colpafinsa S.A. (10)
10.37 Common Stock Purchase Agreement dated May 15, 2001 between Globaltron Corporation and the shareholders of Phone 1, Inc. (14)
10.38 Pledge and Security Agreement dated May 15, 2001 between Globaltron Corporation and the shareholders of Phone 1, Inc. (14)
21       List of subsidiaries of Globaltron Corporation

 ----------

(1) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission on January 31, 2000.

(2) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333- 5188-A), as filed with and declared effective by the Commission on October 10, 1997.

(3) Filed as an exhibit to the Company=s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (File No. 333- 5188-A), filed with the Commission on October 27, 1999.

(4) Filed as an exhibit to the Company"s Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission on March 20, 2000.

(5) Filed as an exhibit to the Company"s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000 (File No. 333- 5188-A), filed with the Commission on August 25, 2000 as amended on August 28, 2000.

(6) Filed as an exhibit to the Company"s Current Report on Form 8-K/A (File No. 333-05188-A), as filed with the Securities and Exchange Commission on October 11, 2000.

(7) Filed as an exhibit to the Company"s Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission on October 13, 2000.

(8) Filed as an exhibit to the Company"s Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission on December 18, 2000.

(9) Filed as an exhibit to the Company"s Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission on December 18, 2000.

(10) Filed as an exhibit to the Company"s Current Report on Form 8-K/A (File No. 333-05188-A), as filed with the Securities and Exchange Commission on December 18, 2000.

(11) Filed as an exhibit to the Company"s Current Report on Form 8-K/A (File No. 333-05188-A), as filed with the Securities and Exchange Commission on December 18, 2000.

(12) Filed as an exhibit to the Company"s Definitive Information Statement on Form 14C (File No. 333-05188-A), as filed with the Securities and Exchange Commission on October 16, 2000.

(13) Filed as an exhibit to the Company"s Quarterly Report on form 10-QSB (File No. 333-05188-A), as filed with the Securities and Exchange Commission on February 20, 2001.

(14) Filed as an exhibit to the Company"s Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission on May 15, 2001, as amended on May 22, 2001.

(15) Filed as an exhibit to the Company"s Current Report on Form 8-K (File No. 333-05188-A).

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBALTRON CORPORATION


By:  /s/ Syed Naqvi
    ----------------------------------------------------------
         Syed Naqvi
         Chief Financial Officer

Date:  June 29, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/                                                        Date: _______, 2001
---------------------------------------

Chief Executive Officer
(Principal Executive Officer)


/s/Syed Naqvi                                              Date: June 29, 2001
---------------------------------------
Syed Naqvi
(Principal Financial Officer)


/s/David W. Sloan                                          Date: June 29, 2001
---------------------------------------
David W. Sloan
Chairman of the Board of Directors


/s/Louis Giordano                                          Date: June 29, 2001
----------------------------------------
Louis Giordano
Director


/s/Frederic Z. Haller                                      Date: June 29, 2001
----------------------------------------
Frederic Z. Haller
Director


/s/ Michael Spritzer                                       Date: June 29, 2001
----------------------------------------
Michael Spritzer
Director

                                    CONTENTS


                                                                    Page
                                                                    ----

Report of Independent Certified Public Accountants ..................F-1

Consolidated Balance Sheet...........................................F-2

Consolidated Statement of Operations.................................F-3

Consolidated Statement of Stockholders Equity (Deficit)..............F-4

Consolidated Statement of Cash Flows.................................F-5 - F-6

Notes to Consolidated Financial Statements...........................F-7 - F-25

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



Board of Directors
Globaltron Corporation

We have audited the accompanying consolidated balance sheets of Globaltron Corporation and Subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Globaltron Corporation and Subsidiaries as of March 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has experienced a net loss of $47,515,051 for the year ended March 31, 2001. Additionally, the Company's current liabilities exceeded its current assets by $17,296,588, the Company had a shareholders' deficit of $9,694,301 at March 31, 2001 and the Company used cash of $11,348,160 in its operations for the year ended March 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Grant Thornton LLP


Miami, Florida
May 31, 2001 (except for Note P, as to
  which the date is June 26, 2001)

                     Globaltron Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    March 31,

                                     ASSETS

                                                                            2001                    2000
                                                                        ------------            ------------
Current assets
    Cash                                                                $    643,886            $  4,055,992
    Accounts receivable, less allowance for doubtful
      accounts of $87,122 and $4,300 at March 31,
      2001 and 2000, respectively                                            294,979                 120,250
    Prepaid expenses and other current assets                                127,321                 118,855
                                                                        ------------            ------------

               Total current assets                                        1,066,186               4,295,097

Property and equipment, net                                               11,739,573              10,065,869
Equipment to be returned to vendor                                         4,200,000                      --
Goodwill                                                                          --               2,070,918
Deposits and other                                                           440,734                 524,442
                                                                        ------------            ------------

               Total assets                                             $ 17,446,493            $ 16,956,326
                                                                        ============            ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Loan payable                                                        $         --            $    667,000
    Accounts payable                                                       1,117,582               3,641,057
    Convertible loan payable to bank                                       4,000,000                      --
    Equipment note payable, current portion                                6,759,496                      --
    Capital lease obligations, current portion                             4,324,852               1,583,814
    Customer deposits                                                             --                 767,406
    Accrued expenses and other current liabilities                         2,160,844                 614,231
                                                                        ------------            ------------

               Total current liabilities                                  18,362,774               7,273,508

Long-term capital lease obligation, net of current portion                 2,028,020               2,229,871

Equipment note payable, net of current portion                             6,750,000               3,842,235

Convertible loan payable to bank                                                  --               5,000,000

Stockholders' equity
    Preferred stock, par value of $.001, 20,000,000
      shares authorized, no shares of preferred stock
      issued or outstanding                                                       --                      --
    Common stock, par value of $.001, 100,000,000
      shares authorized; 28,690,702 and 18,150,702
      shares issued and outstanding as of March 31,
      2001 and March 31, 2000, respectively                                   28,690                  18,150
    Additional paid-in capital                                            42,657,123               3,457,625
    Accumulated deficit                                                  (52,380,114)             (4,865,063)
                                                                        ------------            ------------

               Total stockholders' deficit                                (9,694,301)             (1,389,288)
                                                                        ------------            ------------

               Total liabilities and stockholders' deficit              $ 17,446,493            $ 16,956,326
                                                                        ============            ============

The accompanying notes are an integral part of these statements.

                     Globaltron Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          For the Years Ended March 31,

                                                                         2001                      2000
                                                                     ------------              ------------

Revenue                                                              $  2,752,377              $    949,514

Expenses
    Cost of sales                                                       5,132,457                 1,015,405
    General and administrative                                          6,985,150                 3,222,205
    Depreciation                                                        2,650,023                   464,108
    Stock related expense                                                      --                   540,189
    Goodwill amortization                                                 891,638                   266,811
                                                                     ------------              ------------

               Operating loss                                         (12,906,891)               (4,559,204)

Other income (expense)
    Amortization of deferred loan costs                               (24,647,560)                       --
    Settlement of service agreement                                    (1,350,000)                       --
    Loss on acquisition and other deposit                                (638,000)                       --
    Loss on investment in Interloop                                    (2,091,894)                       --
    Loss on write-down and disposal of fixed assets                    (3,708,058)                       --
    Interest expense, net                                              (2,060,952)                 (165,164)
    Other expense                                                        (111,696)                 (136,695)
                                                                     ------------              ------------

               Loss before income taxes                               (47,515,051)               (4,861,063)

Income tax benefit                                                             --                        --
                                                                     ------------              ------------

               Net loss                                              $(47,515,051)             $ (4,861,063)
                                                                     ============              ============

Net loss per common share - basic and fully diluted                  $      (2.22)             $       (.44)
                                                                     ============              ============

Weighted average shares outstanding                                    21,387,244                11,101,941
                                                                     ============              ============


The accompanying notes are an integral part of these statements.

                     Globaltron Corporation and Subsidiaries

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                   For the Years Ended March 31, 2001 and 2000

                                                                                                                         Total
                                                    Shares of                        Additional                       Stockholders'
                                                     Common           Common           Paid-in        Accumulated        Equity
                                                      Stock           Stock            Capital          Deficit         (Deficit)
                                                   ------------     ------------     ------------     ------------     ------------
Balance as of April 1, 1999                               1,950     $          2     $        748     $         --     $        750

Stock split-up effected in the form
  of a dividend (6,333.33 to 1)                      11,012,295           11,012           (7,012)          (4,000)              --
Issuance of stock to consultants                        781,000              781           31,619               --           32,400
Issuance of stock for September 6, 1999
  private placement                                     500,399              500          935,500               --          936,000
Issuance costs                                               --               --          (77,838)              --          (77,838)
Issuance of stock to consultants                          5,200                5            4,995               --            5,000
Issuance of stock to employees                          227,333              227          373,073               --          373,300
Issuance of stock for December 5, 1999
  private placement                                     528,982              529        1,948,471               --        1,949,000
Issuance costs                                               --               --          (77,837)              --          (77,837)
Issuance of stock in return for note
  receivable                                             66,700               67          332,933               --          333,000
Issuance of stock to consultants                        840,000              840          150,160               --          151,000
Payment to Win-Gate shareholders                             --               --         (153,000)              --         (153,000)
Merger with Win-Gate Equity Group,
  Inc., net of 713,157 shares issued in
  consideration of earlier transactions               4,186,843            4,187           (4,187)              --               --
Net loss                                                     --               --               --       (4,861,063)      (4,861,063)
                                                   ------------     ------------     ------------     ------------     ------------

Balance, March 31, 2000                              18,150,702           18,150        3,457,625       (4,865,063)      (1,389,288)

Issuance of stock in lieu of interest                     6,000                6           51,744               --           51,750
Cancellation of stock                                   (20,000)             (20)              --               --              (20)
Issuance of stock - Interloop (Note D)                1,000,000            1,000        5,749,000               --        5,750,000
Contribution from former CEO - loan
  costs (Note N)                                             --               --       24,647,560               --       24,647,560
Issuance of stock options to employee                        --               --           96,000               --           96,000
Issuance of stock to settle service
  agreement (Note I)                                    400,000              400        1,299,600               --        1,300,000
Issuance of stock to settle notes
  payable (Note D)                                      154,000              154          278,971               --          279,125
Contribution from related shareholder
  to settle note payable (Note D)                            --               --          210,624               --          210,624
Issuance of stock for cash (Note M)                  10,000,000           10,000        9,990,000               --       10,000,000
Cancellation of stock - Interloop
  (Note D)                                           (1,000,000)          (1,000)      (3,124,001)              --       (3,125,001)
Net loss                                                     --               --               --      (47,515,051)     (47,515,051)
                                                   ------------     ------------     ------------     ------------     ------------

Balance, March 31, 2001                              28,690,702     $     28,690     $ 42,657,123     $(52,380,114)    $ (9,694,301)
                                                   ============     ============     ============     ============     ============


The accompanying notes are an integral part of this statement.

                     Globaltron Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          For the Years Ended March 31,


                                                                                 2001                   2000
                                                                             ------------           ------------
Cash flows from operating activities
     Net loss                                                                $(47,515,051)          $ (4,861,063)
     Adjustments to reconcile net loss to net cash used
       in operating activities
         Professional services paid for in common stock                                --                188,400
         Compensation paid for in common stock                                     96,000                373,300
         Loss on settlement of service agreement                                1,350,000                     --
         Loss on fair value of Interloop                                        2,091,894                     --
         Loss on disposal and write down of fixed assets                        3,708,058                     --
         Loss on acquisition and other deposit                                    638,000                     --
         Depreciation and amortization                                          3,541,661                730,919
         Amortization of deferred loan costs                                   24,647,560                     --
         Provision for bad debts                                                  311,109                337,316
         Changes in assets and liabilities, net of effects
           from purchase of subsidiary
              Increase in accounts receivable                                    (485,838)               (98,533)
              Increase in deposit and other                                      (192,533)              (495,786)
              Increase in prepaid expenses and other current assets               (35,196)              (118,855)
              Increase in accounts payable                                       (454,097)             1,579,801
              Decrease in customer deposits                                            --                (25,567)
              Decrease in accrued expenses and other liabilities                  950,273                614,231
                                                                             ------------           ------------

                  Net cash used in operating activities                       (11,348,160)            (1,775,837)
                                                                             ------------           ------------

Cash flows from investing activities
     Acquisitions of property and equipment                                      (863,946)            (1,311,606)
                                                                             ------------           ------------

                  Net cash used in investing activities                          (863,946)            (1,311,606)
                                                                             ------------           ------------

Cash flows from financing activities
     Proceeds from loans                                                        5,900,000              5,000,000
     Payment on loans                                                          (7,100,000)                    --
     Payments on capital lease obligations                                             --               (432,890)
     Payment to former Win-Gate shareholders                                           --               (153,000)
     Proceeds from the sale of common stock                                    10,000,000              2,885,000
     Private placement costs incurred                                                  --               (155,675)
                                                                             ------------           ------------

                  Net cash provided by financing activities                     8,800,000              7,143,435
                                                                             ------------           ------------

Net (decrease) increase in cash                                                (3,412,106)             4,055,992

Cash at beginning of year                                                       4,055,992                     --
                                                                             ------------           ------------

Cash at end of year                                                          $    643,886           $  4,055,992
                                                                             ============           ============


                                                                     (continued)

The accompanying notes are an integral part of these statements.

                     Globaltron Corporation and Subsidiaries

                          For the Years Ended March 31,


                                                                                 2001                   2000
                                                                             ------------           ------------
Supplemental disclosure of cash flow information:
     Cash paid during the year for:
         Taxes                                                                $186,593                $     --
                                                                              ========                ========
         Interest                                                             $484,666                $107,151
                                                                              ========                ========


Non-cash investing and financing activity:

     For the twelve months ending March 31, 2001 and 2000, the Company entered in the following non-cash transactions:

     In 2001, the Company transferred its equity interest in Startcomm. Additionally, Startcomm transferred certain equipment to the Company in exchange for the cancellation of invoices due by Startcomm to the Company. (Note D)

     In connection with the finder's fee in 2001, loan cost of $24,647,560 were incurred through the selling of the Company's common stock by the principal stockholder at less than fair value. (See Note N).

     In 2001, the Company purchased 73.4% of Interloop Americas, Inc. and Subsidiaries for 1,000,000 shares of the Company's common stock and a $7 million note payable. The purchase agreement was later rescinded. As a result, the note was voided and the stock certificate for 1,000,000 shares of the Company's common stock was cancelled. (Note D)

     The Company purchased approximately $12.2 and $7.6 million of equipment using capital leases and promissory notes in fiscal year 2001 and 2000, respectively.

     In acquiring 64% of the outstanding shares of Startcomm Corp., in 2000 the Company entered into a promissory note for $667,000. In addition, the Company assumed all liabilities of Startcomm Corp. (approximately $3 million). In 2001, the Company settled the note with cash and with 154,000 shares and a related shareholder transferred 116,000 shares. (Note D)

     In 2001, the Company terminated certain agreements with a telecommunications company with cash and issuance of 400,000 shares of the Company's common stock. (Note I)


The accompanying notes are an integral part of these statements.

                     Globaltron Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Description of Business
     ----------------------------------------

     Globaltron Corporation, formerly known as Win-Gate Equity Group, Inc., (the "Company") is a Florida corporation, organized on May 17, 1996, to initially locate and effect business combinations with existing businesses. Unless otherwise provided herein, references to the "Company" shall mean the Company and its subsidiaries.

     The Company is a multinational facilities-based provider of integrated communications services in emerging markets to U.S.-based local and long distance telecommunications operators. On behalf of these U.S.-based operators, we transport voice and data services to our foreign networks. We currently operate eight Points of Presence (POPs) located primarily in the United States, Caribbean, and South America. Additionally, Company maintains operating agreements that enable us to deliver similar services in many countries throughout the world using the third party networks.

     Basis of Presentation
     ---------------------

     The consolidated financial statements include the accounts of Globaltron Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents
     -------------------------

     The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2001 and 2000, $522,243 and $4,001,238, respectively, were in a bank located in Panama.



                                                                   (continued)

                     Globaltron Corporation and Subsidiaries

                             March 31, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Property, Plant and Equipment
     -----------------------------

     Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Leased property under capital leases is amortized over the lives of the respective leases or over the service lives of the assets for those leases that substantially transfer ownership. The straight-line method of depreciation is followed for substantially all assets for financial reporting purposes.

     Goodwill
     --------

     Goodwill was being amortized on a straight-line basis to earnings over five years to reflect the Company's expectation of future benefit. During 2001, Goodwill was written off as a result of the sale of Startcomm Corp. which originally generated the goodwill.

     Income Taxes
     ------------

     Deferred income taxes have been provided for elements of income and expense, which are recognized for financial reporting purposes in periods different than such items are recognized for income tax purposes. The Company accounts for deferred taxes utilizing the liability method, which applies the enacted statutory rates in effect at the balance sheet date to differences between the book and tax basis of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws. A valuation allowance is provided against deferred income tax assets to the extent of the likelihood that the deferred tax asset may not be realized.

     Use of Estimates
     ----------------

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


                                                                    (continued)

                     Globaltron Corporation and Subsidiaries

                             March 31, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Use of Estimates - Continued
     ----------------

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

     Fair Value of Financial Instruments
     -----------------------------------

     The Company estimates that the fair value of its financial instruments approximates the carrying value of its financial instruments at March 31, 2001 and 2000.

     Loss Per Share
     --------------

     Basic earnings per common share are based on the weighted average number of common shares outstanding. The total number of such weighted average shares was 21,387,244 and 11,101,941 for the years ended March 31, 2001 and 2000, respectively. Diluted earnings per common share are based on the assumption that all dilutive potential common shares and dilutive stock options were converted at the beginning of the year. For the years ended March 31, 2001 and 2000, stock options and warrants were not included in common stock equivalents because their inclusion would be antidilutive.

     The following table illustrates the reconciliation of the income and weighted average number of shares of the basic and diluted earnings per share computations:

                                    Year Ended March 31, 2001                      Year Ended March 31, 2000
                      -------------------------------------------     ------------------------------------------
                                         Weighted                                       Weighted
                                           Average     Per Share                          Average     Per Share
                          Net Loss           Share      Amount            Net loss          Share      Amount
                      --------------   ------------   -----------     -------------   ------------   -----------

       Basic EPS      $  (47,515,051)    21,387,244   $    (2.22)     $  (4,861,063)    11,101,941   $     (.44)

       Diluted EPS    $  (47,515,051)    21,387,244   $    (2.22)     $  (4,861,063)    11,101,941   $     (.44)


                                                                    (continued)

                     Globaltron Corporation and Subsidiaries

                             March 31, 2001 and 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Stock Option
     ------------

     The Company grants stock options for a fixed number of shares to employees, directors and consultants with an exercise price equal to at least 100% of the fair market value of the shares at the date of grant. The Company has adopted the disclosure-only provision of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits the Company to account for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB 25, compensation expense is recorded when the exercise price of the Company's employee stock option is less than the market price of the underlying stock at the date of grant.

     Revenue Recognition
     -------------------

     Revenue is recognized when call traffic service is provided.

     Recently Issued Pronouncement
     -----------------------------

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

NOTE B - MERGER INTO GLOBALTRON CORPORATION

     Effective January 21, 2000, Globaltron Corporation, formerly known as Win-Gate Equity Group, Inc., acquired all of the outstanding common stock of Globaltron Communication Corporation ("GCC"). For accounting purposes, the acquisition has been treated as a recapitalization of the Company with the Company as the acquirer (reverse acquisition). The Company issued approximately 13.3 million common shares to the former Company stockholders. In addition, the Company paid $153,000 to the former stockholders and in return, at the request of the Company, they transferred their shares to certain individuals. At the date of the merger, the Company had approximately 15.7 million common shares issued and outstanding. Win-Gate and Globaltron Communications Company executed the merger transaction as a tax-free reorganization described in the Internal Revenue code of 1986, as amended. The Company did not recognize any gain or loss as a result of the merger.

                     Globaltron Corporation and Subsidiaries

                             March 31, 2001 and 2000

NOTE C - OPERATIONAL MATTERS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced a net loss of $47,515,051 for the year ended March 31, 2001. Additionally, the Company's current liabilities exceeded its current assets by $17,296,588, the Company had a shareholders' deficit of $9,694,301 at March 31, 2001 and the Company used cash of $11,348,160 in its operations for the year ended March 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon future profitable operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     In response to the matters described in the preceding paragraphs, management believes that a significant portion of its losses to date and shareholders deficit is the result of normal expenses of a start-up entity in the industry in which the Company operates. Management believes that on the basis of the realization of returns on investments to date in network build out, the non-recurrence of initial start-up costs to the extent previously incurred and the Company securing additional loan and equity contributions in the short term, that the Company will be able to operate its business in the normal course.

NOTE D - ACQUISITIONS

     Startcomm Corporation
     ---------------------

     On November 9, 1999, the Company acquired 64% of Startcomm Corporation, a Miami based telecommunications company. The purchase price was a $667,000, evidenced by a promissory note payable that was personally guaranteed by the Company's then President. The acquisition was accounted for in the accompanying consolidated balance sheet under the purchase method of accounting for business combinations. The purchase price was allocated based on the estimated fair value of acquired assets and liabilities at the date of acquisition.


                                                                    (continued)

                     Globaltron Corporation and Subsidiaries

                             March 31, 2001 and 2000

NOTE D - ACQUISITIONS - Continued

     Startcomm Corporation - Continued
     ---------------------------------

     The operating results of the acquired company have been included in the consolidated statement of operations from the acquisition date. Startcomm's principal assets consist of telecommunications equipment. The $667,000 note payable was outstanding at March 31, 2000 and has an interest rate at approximately 7.6875% per annum payable quarterly and is due on May 1, 2000. The note was extended to December 31, 2001. In consideration for the extension of the loan, the Company issued an additional 6,000 shares of common stock to the former Startcomm owners. The Company recorded goodwill in the amount of approximately $2,300,000 as a result of this transaction.

     On December 7, 2000, the Company entered into an agreement to settle the outstanding note payable in connection with the acquisition of Startcomm Corporation. In settlement of the note, the Company paid $200,000 in cash, issued 154,000 shares of the Company's common stock and a related shareholder transferred 116,000 shares of common stock.

     On December 17, 2000, the Company sold its equity interest in Startcomm Corporation. The Company transferred certain equipment in exchange for the cancellation of invoices due by Startcomm. The net gain on this transaction was approximately $107,000.

     Interloop Americas
     ------------------

     On April 11, 2000, the Company signed an agreement to acquire 73.4% of Interloop Americas, Inc., a British Virgin Islands corporation ("Interloop Americas") and 6% of Interloop S.A. Nacional de Telecommunicaciones E.S.P., a Colombian corporation ("Interloop Colombia"). The Company acquired the shares of Interloop Americas and Interloop Colombia in exchange for one million shares of the Company's common stock in September 29, 2000, which had a market price of approximately $5.75 per share at the time of issuance and a promissory note for $7,000,000. The principal amount of the note was due on October 31, 2001 with an interest rate of 12%. In February 2001, the closing of the transaction was rescinded, the note was voided, and the stock certificate for one million shares of the Company's common stock was cancelled. The seller claimed that the transaction did not close. As a result of the decrease in the market value of the Company's common stock issued, the Company recorded a loss on investment of $2,091,894.

                     Globaltron Corporation and Subsidiaries

                             March 31, 2001 and 2000


NOTE E - FIXED ASSETS

     Property and equipment consisted of the following at March 31:

                                                          Estimated
                                                             Useful
                                                        Life - Years            2001              2000
                                                      ------------------   --------------    --------------
              Office equipment and
                furniture and fixtures                      4 - 7         $      106,211    $      104,280
              Leasehold improvements                    Primary term
                                                          of lease               325,991           457,412
              Site preparation, telecommunication
                and satellite equipment                     5 - 7             14,266,874        10,396,019
                                                                          --------------    --------------
                                                                              14,699,076        10,957,711

              Less accumulated depreciation                                   (2,959,503)         (891,842)
                                                                          --------------    --------------

                                                                          $   11,739,573    $   10,065,869
                                                                          ==============    ==============


     The Company acquired the site preparation telecommunication and satellite equipment using the equipment note payable (Note H) and capital leases (Note K).

     During the year ended March 31, 2001, the Company purchased equipment from a vendor for approximately $2.1 million. The vendor did not deliver the equipment to the Company and the Company did not have possession of the equipment as of March 31, 2001. The vendor states that the Company is liable for the amounts due. Management disagrees with the vendor. No legal claims have been filed. The Company wrote off the equipment. In addition, the Company wrote off approximately $1.6 million of equipment due to the discontinuation of their sites in Jamaica and Panama during the year ending March 31, 2001.

NOTE F - CUSTOMER DEPOSITS

     Customer deposits in the amount of $0 and $767,406 in March 31, 2001 and 2000, respectively, are guarantee deposits for certain termination service agreements. In the event the customers default on their obligations, the deposits will be used to cover these obligations.

                    Globaltron Corporation and Subsidiaries

                            March 31, 2001 and 2000


NOTE G - CONVERTIBLE LOAN PAYABLE TO BANK

     In February 2000, the Company and a financial institution based in Panama (GNB Bank) entered into a convertible loan agreement for $5 million. The interest rate is equal to the Citibank base rate plus 1% and is paid quarterly. The loan matures on October 31, 2001. The loan is convertible to common stock at the request of the lender. The loan may be converted into either the number of company's common shares issued in a qualifying private placement or the number of shares equal to the principal and interest accrued, divided by the lower of the price of any shares issued by the Company in a qualifying private placement or the average closing price of the shares of Company's common stock during twenty consecutive trading days prior to the notice of conversion. The total amount of the loan outstanding is $4,000,000 and $5,000,000 as of March 31, 2001 and 2000, respectively.
     The Company guarantees the loan. The loan contains certain covenants, which impose certain restrictions on the Company. These include restrictions on dividends, the conduct of certain activities, certain investments, the creation of additional liens or indebtedness and the disposition of assets. (See Note P).

NOTE H - DEBT

     Short-Term Borrowings
     ---------------------

     In September 27, 2000, the Company entered into a loan agreement with a company based in Panama in the principal amount of $4.0 million. The interest rate is equal to the Citibank base rate plus 1%. The note was due six months from the date of the loan. The former Chief Executive Officer of the Company personally guaranteed the note. The Company repaid the loan on January 31, 2001.

     On December 21, 2000, the Company entered into a second loan agreement with the company in Panama in the principal amount of $1.0 million. The interest rate is equal to the Citibank base rate plus 1%. The note was due six months from the date of the loan. The Company also repaid this loan on January 31, 2001.

     On July 24, 2000, the Company entered into a loan agreement with a third party for $900,000, plus interest at a rate of 12% per annum. The loan originally matured on October 27, 2000. Prior to the maturity date, the loan was convertible to the Company's common stock after the Company completed a private placement of not less then $10 million of the Company's common stock. Effective October 24, 2000, the loan agreement was amended to provide for interest at a rate of 15% per annum from October 24, 2000 until maturity date, which was extended to March 24, 2001 from October 27, 2000. One million shares of the Company's common stock owned by the Company's then Chief Executive Officer secured the note. The outstanding note plus the accrued interest was repaid on March 26, 2001.

                                                                     (continued)

                    Globaltron Corporation and Subsidiaries

                            March 31, 2001 and 2000


NOTE H - DEBT - Continued

     Equipment Note Payable
     ----------------------

     At March 31, 2001 and 2000, notes payable consists of the following:

                                                         2001            2000
                                                      -----------    -----------
         Note payable to a vendor, with interest
         at 12.25% on the outstanding principal
         in monthly installment of principal and
         interest maturing in March 1, 2002. The
         note is collateralized by equipment of
         the Company.                                $ 6,759,496     $        --

         Note payable to a vendor, with interest
         at 11.5% on the outstanding principal.
         The note is due in 30 equal monthly
         installments starting from April 1, 2002
         through September 1, 2004. The note is
         collateralized by equipment of the Company.   6,750,000       3,842,235
                                                     -----------     -----------
             Total long-term note                     13,509,496       3,842,235

         Less current maturities                       6,759,496              --
                                                     -----------    ------------

              Total long-term note, less
                current maturities                   $ 6,750,000    $  3,842,235

     Aggregate maturities of the long-term debt as of March 31, 2001, are as follows:

                  Year ending March 31,                      Amount
                  --------------------                    -------------

                          2002                            $   6,759,496
                          2003                                2,700,000
                          2004                                2,700,000
                          2005                                1,350,000
                                                          -------------
                                                          $  13,509,496

                    Globaltron Corporation and Subsidiaries

                            March 31, 2001 and 2000


NOTE I - SETTLEMENT OF SERVICE AGREEMENT

     On November 21, 2000, the Company terminated certain agreements with a telecommunication company that provided integrated international and domestic long distance service to the Company. As consideration for the termination, the Company paid $50,000 in cash and transferred 400,000 shares of its common stock to the telecommunications company. The Company agreed to issue an additional 50,000 shares of its common stock if the price of the Company's common stock does not have an average closing price of $7.00 per share or more for 20 consecutive trading days through November 20, 2001. The cost for settlement of service agreement amounted to $1,350,000. (See Note L).

NOTE J - INCOME TAXES

     The Company has no current income tax expense as a result of a tax net operating loss for the years ending March 31, 2001 and 2000.

     The Company has not recorded a deferred tax expense because of a valuation allowance, which completely provides for the deferred tax assets.

     The following table summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows:

                                                           2001       2000
                                                         --------   --------

         Statutory federal rate                             34.0 %      34.0 %
         Increase (decrease) in tax resulting from:
             Nondeductible items                            22.5 %       2.1 %
             State taxes, net of federal tax benefit         3.0 %       3.0 %
             Valuation allowance                           (59.5)%     (39.1)%
                                                         -------    --------

                  Effective tax rate                          -- %        -- %
                                                         =======    ========



                                                                     (continued)

                    Globaltron Corporation and Subsidiaries

                            March 31, 2001 and 2000



NOTE J - INCOME TAXES - Continued

     Deferred tax assets are comprised of the following at March 31:

                                                        2001           2000
                                                    -----------    -----------

           Stock compensation                       $   203,000    $   203,000
           Fixed assets write down                      177,599             --
           Allowance for doubtful accounts               32,235             --
           Net operating loss                         7,914,230      2,876,000
                                                    -----------    -----------

               Deferred tax assets                    8,327,064      3,079,000

           Less valuation allowance                  (8,327,064)    (3,079,000)
                                                    -----------    -----------

                                                    $        --    $        --
                                                    ===========    ===========

     At March 31, 2001, Globaltron had net operating loss carryforwards for federal tax purposes of approximately $21,400,000, expiring in 2021.

     Approximately $4,400,000 of the change in the deferred tax asset balance from March 31, 2000 to March 31, 2001 relates to the removal of net operating losses associated with the sale of Startcomm.

NOTE K - LEASE COMMITMENTS

     The Company leases certain equipment under agreements, which are classified as capital leases. The leases are for equipment that is used in the operations of the Company.


                                                                    (continued)

                    Globaltron Corporation and Subsidiaries

                            March 31, 2001 and 2000



NOTE K - LEASE COMMITMENTS - Continued

     Future minimum payments, by year and in the aggregate, under the aforementioned leases and other noncancellable operating leases for office space with initial or remaining terms in excess of one year as of March 31, 2001, are as follows:

                          Year                                          Capital           Operating
                         Ending                                         Leases              Leases
                  ------------------                              ----------------    ---------------

                         2002                                     $      5,278,450    $       353,512
                         2003                                            2,132,229            353,512
                         2004                                                   --            353,512
                         2005                                                   --            340,543
                         2006                                                   --            275,699
                      Thereafter                                                --          1,244,417
                                                                  ----------------    ---------------

                  Total minimum lease payments                           7,410,679          2,921,195

                  Less amount representing interest                     (1,057,806)

                  Present value of net minimum
                    lease payments                                       6,352,873

                  Less current portion                                  (4,324,853)
                                                                  ----------------

                                                                  $      2,028,020

     Rent expense was $789,533 and $254,448 for the years ended March 31, 2001 and 2000, respectively.

NOTE L - COMMITMENTS AND CONTINGENCIES

     The Company has an agreement with a supplier of telecommunications services ("Vendor"), which commenced November 1999 and continues monthly unless terminated by one of the parties. Under the agreement, the Vendor provides satellite service for the Company telecommunication service. The Company is required to pay the Vendor for service totaling $3,000,492 for a period of 36 months. During the year ended March 31, 2001 and 2000, the Company incurred expenses of $1,013,572 and $338,496, respectively.


                                                                    (continued)

                    Globaltron Corporation and Subsidiaries

                            March 31, 2001 and 2000



NOTE L - COMMITMENTS AND CONTINGENCIES - Continued

     In December 1999, the Company entered into an agreement with a provider of transmission services to support duplex T-1 carriers. Under the agreement, the Company is required to pay for services totaling $1,596,000 at a rate of $28,000 per month, through November 30, 2004. During the year ended March 31, 2001 and 2000, the Company incurred expenses of $336,000 and $72,000, respectively.

     The Company entered into a 47-month agreement with a supplier of telecommunications services, which began in December 2000 to provide satellite service for the Company's telecommunication services. Under the agreement, the Company is required to pay for services totaling $2,350,000 at a rate of $50,000 per month for a period of 47 months. During the year ended March 31, 2001, the Company incurred expenses of $150,000.

     The Company entered into an agreement with a supplier of telecommunications services, which commenced March 2001 and continues for a period of 18 months. Under the agreement, the Vendor provides satellite service for the Company's telecommunication service. The Company is required to pay the Vendor for service totaling $900,000.

     In December 1999, the Company and the former President of the Company's wholly-owned subsidiary, Globaltron Communications Corporation, entered into a three-year employment agreement providing a base salary of $276,000 and a bonus based on the Company's public market capitalization. In addition, he was granted incentive warrants to purchase up to 500,000 shares of Common Stock at $1.00 each, which shall be exercisable in amounts up to 166,666 shares per year based upon the degree of achievement by the Company of revenue and EBITDA goals for calendar years 2000, 2001, 2002. On February 28, 2001, the Company and the former executive mutually agreed to terminate the employment agreement. Consequently, the Company entered into a service agreement with the former President to provide consulting services to the Company. Under the agreement, the warrants were terminated and the Company will make monthly payments of $12,500 to the former President. The agreement expires on January 15, 2002.

     Effective October 2, 2000, Globaltron entered into an employment agreement with the Chief Executive Officer. The agreement provided an annual base salary of $300,000. The agreement also provides that the CEO is entitled to receive options for up to 960,000 shares of our Common Stock, exercisable at $5.50 per share through October 1, 2010, which options vest in 192,000 increments every six months. He is also subject to confidentiality, nonsolicitation, and noncompetition provisions. The stock options were issued at below the fair market value resulting in salary expense and additional paid in capital of $96,000 during March 31, 2001. On April 30, 2001, the CEO left the Company. (See Note P).

                                                                   (continued)

                    Globaltron Corporation and Subsidiaries

                            March 31, 2001 and 2000




NOTE L - COMMITMENTS AND CONTINGENCIES - Continued

     On November 21, 2000, the Company terminated certain agreements with a telecommunication company that provided integrated international and domestic long distance service to the Company. The Company agreed to issue 400,000 shares of its common stock to the telecommunication company. The Company agreed to issue an additional 50,000 shares of its common stock if the price of the Company's common stock does not have an average closing price of $7.00 per share or more for 20 consecutive trading days through November 20, 2001. (See Note I).

     The Company is also subject to other legal proceedings and other claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, in excess of applicable insurance coverage, is not likely to have a material effect on the financial condition, results of operations or liquidity of the Company. However, as the outcome of litigation or other legal claims is difficult to predict, significant changes in the estimated exposures could occur.

NOTE M - EQUITY TRANSACTIONS

     Stock Issued for Services
     -------------------------

     During the year ended March 31, 2000, the Company issued 227,333 shares of stock to employees. As a result of these stock issuances, the Company recorded $373,300 in compensation expense.

     During the year ended March 31, 2000, the Company issued 1,626,200 shares of stock to consultants who performed services for the Company. As a result of these stock issuances, the Company recorded $188,400 in expense.

     Stocks Issued for Cash
     ----------------------

     On December 6, 2000, the Company issued 10 million shares of its common stock to a company based in the Cayman Islands in consideration of $10 million.


                                                                     (continued)

                    Globaltron Corporation and Subsidiaries

                            March 31, 2001 and 2000




NOTE M - EQUITY TRANSACTIONS - Continued

     Stock Dividend
     --------------

     On June 26, 1999, the Company declared a 6,333.33 to 1 stock dividend to shareholders of record as of that date. On December 1, 1999, the Company issued 7,928,738 shares of common stock in conjunction with this dividend. As this is considered a stock split-up effected in the form of a dividend, accumulated deficit will only be capitalized to meet legal requirements. Accordingly, amounts equal to the par value of the additional shares issued have been charged to accumulated deficit and additional paid-in capital and credited to common stock. Loss per common share, weighted average shares outstanding, and all stock option activity have been restated to reflect the 6,333.33 to 1 stock dividend.

     Stock Split
     -----------

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

     Stock Options
     -------------

     The Company has adopted a stock option plan (the "Plan") for employees, consultants and directors of the Company. Stock options granted pursuant to the Plan shall be authorized by the Board of Directors. The aggregate number of shares which may be issued under the Plan shall not exceed 4,000,000 shares of common stock. Stock options are granted at prices not less than 100% of the fair market value on the date of the grant. All options granted, for the periods presented, have been at fair market value except for one employee. (See Note L). Option terms, vesting and exercise periods vary, except that the term of an option may not exceed ten years.


                                                                    (continued)

                    Globaltron Corporation and Subsidiaries

                            March 31, 2001 and 2000



NOTE M - EQUITY TRANSACTIONS - Continued

     Stock Options - Continued
     -------------

     Information with respect to stock option activity is as follows:

                                                               2001                                 2000
                                          ---------------------------------     --------------------------------
                                                                Weighted -                           Weighted -
                                                                 Average                              Average
                                               Shares        Exercise Price           Shares      Exercise Price
         Outstanding at beginning of
           year                                  50,000         $   10.50                  --        $      --
         Granted                              1,343,500              4.08              50,000            10.50
         Exercised                                   --                --                  --               --
         Forfeited                              (50,000)            10.50                  --               --
                                          -------------         ---------       -------------        ---------

         Outstanding at end of year           1,343,500              4.08              50,000            10.50
                                                                                =============

         Options exercisable at end
           of year                              545,167                                50,000
         Weighted-average fair value
           of options granted during
           the year                       $        3.35                         $       7.30


     The following information applies to options outstanding at March 31, 2001.

                                                 Options Outstanding                      Options Exercisable
                          --------------------------------------------------    --------------------------------
                                             Weighted -
                                              Average           Weighted -                          Weighted -
           Range of                          Remaining           Average                             Average
       Exercise Prices         Shares    Contractual Life     Exercise Price          Shares      Exercise Price
       ---------------    ------------   -----------------   ---------------     -------------   ---------------
          $2.5 - $3.12        383,500           2.80            $    2.86            161,167        $    2.92
          $5.50               960,000           1.50                 5.50            384,000             5.50

                                                                    (continued)

                    Globaltron Corporation and Subsidiaries

                            March 31, 2001 and 2000



NOTE M - EQUITY TRANSACTIONS - Continued

     Stock Options - Continued
     -------------

     The Company's net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below had compensation cost for the stock option issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123 (in thousands, except per share data):

                                                                      2001              2000
                                                                  -----------        ----------
                  Net earnings (loss)
                      As reported                                 $  (47,515)        $  (4,861)
                      Pro forma                                      (50,308)           (4,982)

                  Basic earnings (loss) per share
                      As reported                                      (2.22)             (.44)
                      Pro forma                                        (2.35)             (.45)

                  Diluted earnings (loss ) per share
                      As reported                                      (2.22)             (.44)
                      Pro forma                                        (2.35)             (.45)


     The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

     The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 2001 and 2000, respectively: expected volatility of 150% for 2001 and 110% for 2000; risk-free interest rates of 4.85% in 2001 and 6.75% in 2000; and expected holding periods ranged from
     1.5 to 3 years in 2001 and 2000.

NOTE N - RELATED PARTY TRANSACTIONS

     During 1999, the Company entered into a joint venture agreement with an individual who owns shares of the Company. The joint venture is to provide telephone termination services to Brazil. Both parties agreed to share equally the cost of certain start up items and share profits and losses on a 75/25 percent basis (with 75% going to the Company). As of March 31, 2001 and 2000, the shareholder owed the Company an immaterial amount.



                                                                     (continued)

                    Globaltron Corporation and Subsidiaries

                            March 31, 2001 and 2000



NOTE N - RELATED PARTY TRANSACTIONS - Continued

     During 1999, the Company issued 66,700 shares of stock to a former owner of Startcomm Corporation in return for a note receivable payable by the minority owner of Startcomm Corporation.

     Legal services were performed for the Company by law firms in which two directors are employed. These services totaled approximately $1,085,000 and $170,000 for the year ended March 31, 2001 and 2000, respectively.

     A director of the Company serves as the Chairman of the Board of a United States financial institution in which the Company has a cash account of approximately $260,000.

     On September 27, 2000, a former Chief Executive Officer sold 4,294,000 shares held by him to a company based in Isle of Man, for $42,940. The sale was a result of an agreement by him to personally pay a finder's fee in the Company's common stock to an entity that would provide the Company with not less than $3 million in loans and equity. The Company recorded the difference between the fair market value of the shares sold and the cost of the shares as deferred loan cost of $24,647,560.

     Other related party transactions are disclosed in Notes D, H, L and M.

NOTE O - CONCENTRATION

     The Company principally provides services and has telecommunication's equipment located throughout Latin America. No one customer accounts for more than 10% of sales. The Company provides trade credit to its customers in the normal course of business. The operation of the telecommunication equipment is susceptible to changes in Latin American economies and political climate.

NOTE P - SUBSEQUENT EVENTS

     On April 30, 2001, three of the Company's Directors purchased 10,000 shares of restricted Common Stock at the then fair market price of $1.95 per share. On June 19, 2001, the Company's fourth Director also purchased 10,000 shares on the same terms.

     On April 30, 2001, the Chief Executive Officer left the Company to pursue other business and financial opportunities. The company agreed to pay $220,000, starting May 1, 2001 and continuing over the next nine months. Additionally, the exercise period for his vested options to purchase 384,000 shares of Company common stock at $5.50 per share was extended through July 31, 2002.

                                                                   (continued)

                    Globaltron Corporation and Subsidiaries

                            March 31, 2001 and 2000



NOTE P - SUBSEQUENT EVENTS - Continued

     In April 2001, the Company entered into a carrier service agreement with an annual purchase commitment of $300,000.

     On June 14, 2001, the Company sold to the GNB Bank three million shares of Series A Preferred Stock for $2.00 per share.

     On May 8, and June 6, 2001, the Company entered into two additional loans with the GNB Bank in the principal amount of $1.25 million and $1.2 million, respectively, plus interest at Citibank N.A. prime plus 2%. Payment of the outstanding obligations is due on July 8, 2001.

     On June 14, 2001, the GNB Bank converted its outstanding convertible loan of $4.0 million into 4.0 million shares of Series A 8% Convertible Preferred Stock on a one share for $1.00 basis.

     On June 26, 2001, the Company entered into an agreement with a vendor. The Company agreed to return $4.2 million of equipment and $3 million in cash for full and complete satisfaction of the outstanding obligations to the vendor.

     On June 13, 2001, the Company acquired all of the outstanding common stock of Phone 1, Inc. a telecommunications marketing company, for 12.0 million restricted shares of the Company's common stock. As security for the indemnification provisions given by the Phone 1 shareholders, 7.2 million shares of common stock were pledged. Additionally, GNB Bank loaned Phone 1 $3,050,000 for working capital. The loans to GNB Bank are due July 6, 2001.

     On June 25, 2001, the Company entered into a subscription agreement with a stockholder to sell two million shares of Series A 8% Convertible Preferred Stock for $2 per share.