Form 10QSB
period 2001-06-30
GLOBALTRON CORP
filed 2001-08-14
CIK 1017837

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from April 1, 2001 to June 30, 2001

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
                                                 Yes   X       No
                                                     ------      -----

State the number of shares outstanding of each of the issuer's class of common equity, as of August 10, 2001: 40,778,702

Transitional Small Business Disclosure Format:   Yes         No    X
                                                     ------      -----

                     GLOBALTRON CORPORATION AND SUBSIDIARIES

                                      INDEX


PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
           June 30, 2001 (unaudited) and March 31, 2001                  3

         Unaudited Consolidated Statements of Operations for the three
          months ended June 30, 2001 and 2000                            4

         Unaudited Consolidated Statements of Cash Flows for the
          three months ended June 30, 2001 and 2000                      5

         Notes to Consolidated Financial Statements                      6-9

Item 2.  Management's Plan of Operation                                  10-17

PART II -  OTHER INFORMATION

Item 1.  Legal Proceedings                                               18

Item 2.  Changes in Securities and Use of Proceeds                       18

Item 3.  Default Upon Senior Securities                                  19

Item 4.  Submission of Matters to a Vote of Security Holders             19

Item 5.  Other Information                                               19

Item 6.  Exhibits and Reports on Form 8-K                                19-22

SIGNATURES                                                               23

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     GLOBALTRON CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   June 30, 2001(Unaudited) and March 31, 2001

                                                    ASSETS

                                                                                  June 30, 2001    March 31, 2001
                                                                                  -------------    --------------
Current assets
   Cash                                                                            $  1,340,292    $    643,886
   Accounts receivable, less allowance for doubtful accounts of
   $102,122 and $87,122 at June 30, 2001 and March 31, 2001,                            237,816         294,979
   Prepaid expenses and other current assets                                            386,011         127,321
                                                                                   ------------    ------------

          Total current assets                                                     $  1,964,119    $  1,066,186

Property and equipment, net                                                          11,476,843      11,739,573
Equipment to be returned to vendor                                                           --       4,200,000
Intangible Assets                                                                    28,694,108              --
Deposits and other                                                                      786,845         440,734
                                                                                   ------------    ------------

          Total assets                                                             $ 42,921,915    $ 17,446,493
                                                                                   ============    ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
   Accounts payable                                                                $  1,167,609    $  1,117,582
   Convertible loan payable to bank                                                          --       4,000,000
   Equipment note payable, current portion                                                   --       6,759,496
   Capital lease obligations, current portion                                         4,859,474       4,324,852
   Accrued expenses and other current liabilities                                     1,507,912       2,160,844
                                                                                   ------------    ------------

          Total current liabilities                                                $  7,534,995    $ 18,362,774

Long-term capital lease obligations, net of current portion                           1,493,398       2,028,020

Equipment note payable, net of current portion                                               --       6,750,000

Stockholders' equity
   Preferred stock, par value of $.001, 20,000,000 shares authorized, 9,000,000 shares and -0- shares of preferred stock issued and
   outstanding as of June 30, 2001 and March 31, 2001,respectively                        9,000
   Common stock, par value of $.001, 100,000,000 shares                                  40,778          28,690
   authorized, 40,778,702 and 28,690,702 shares issued and
   outstanding as of June 30, 2001 and March 31, 2001, respectively
   Additional paid-in capital                                                        82,730,036      42,657,123
   Accumulated deficit                                                              (48,886,292)    (52,380,114)
                                                                                   ------------    ------------
            Total stockholders' equity (deficit)                                     33,893,522      (9,694,301)
                                                                                   ------------    ------------
            Total liabilities and stockholders' equity (deficit)                   $ 42,921,915    $ 17,466,493
                                                                                   ============    ============

         The accompanying notes are an integral part of this statement.

                     GLOBALTRON CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2001 and 2000

                                                                            Three Months Ended
                                                                  --------------------------------------
                                                                  June 30, 2001             June 30, 2000
                                                                  -------------             -------------
Revenue                                                                608,492                   537,280

Expenses
   Cost of sales                                                       964,808                 1,101,420
   General and administrative                                        1,824,294                 1,934,287
   Depreciation                                                        742,662                   489,000
   Intangibles amortization                                            452,504                    94,450
                                                                  ------------              ------------
         Operating loss                                             (3,375,776)               (3,081,877)

Other income (expense)                                                 (52,216)                 (153,290)
Interest expense, net                                                 (315,024)                       --
                                                                  ------------              ------------
Loss before provision for income taxes and
extraordinary items                                                 (3,743,016)               (3,235,167)
Income tax benefit                                                          --                        --
                                                                  ------------              ------------

 Loss before Extraordinary item                                     (3,743,016)               (3,235,167)
                                                                  ============              ============


Extraordinary item, gain on extinguishment of debt                   7,236,841                        --
                                                                  ------------              ------------

NET INCOME (LOSS)                                                 $  3,493,825              $ (3,235,167)
                                                                  ============              =============
Basic earnings (loss) per common share:
     Loss before extraordinary gain                               $      (0.11)             $      (0.18)

     Extraordinary gain on extinguishments of debt                        0.22                        --
                                                                  ------------              ------------
     Basic earnings (loss) per share                              $       0.11              $      (0.18)
                                                                  ============              ============
Diluted earnings (loss) per common shares:
     Loss before extraordinary gain                               $      (0.11)             $      (0.18)

     Extraordinary gain on extinguishments of debt                        0.22                        --
                                                                  ------------              ------------
     Diluted earnings (loss) per share                            $       0.10              $      (0.18)
                                                                  ============              ============

Average shares of common stock outstanding:
       Basic                                                        32,823,449                18,130,702
       Diluted                                                      33,317,954                18,130,702
                                                                  ============              ============



         The accompanying notes are an integral part of this statement.

                     GLOBALTRON CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2001 and 2000

                                                                                    Three Months Ended
                                                                           June 30, 2001          June 30, 2000
                                                                           -------------          -------------
Cash flows from operating activities
   Net Income (loss)                                                        $ 3,493,825             $ (3,235,167)
   Adjustments to reconcile net loss to net cash used
     in operating activities
       Gain on extinguishing debt                                            (7,236,841)                      --
       Professional services paid for in common stock                            96,000                       --
       Depreciation                                                             742,662                  583,450
       Intangibles amortization                                                 452,504                       --
       Provision for bad debts                                                  109,218                   58,140
      Changes in assets and liabilities, net of
      effects of purchase of Phone1:
         Increase in accounts receivable                                        (42,688)               (219,060)
         Increase in deposit and other                                         (342,679)                (76,798)
         Increase in prepaid expenses and other current assets                 (131,983)                (25,005)
         Increase in accounts payable                                           (10,122)                359,038
      Decrease in accrued expenses and other liabilities                        103,779                 (60,587)
                                                                           ------------              -----------

                   Net cash used  in operating activities                    (2,766,325)              (2,615,989)
                                                                           ------------             ------------
Cash flows from investing activities
   Acquisitions of property and equipment                                      (379,533)              (1,044,533)
   Acquisition cost of Phone1, net of cash acquired                             (37,017)                      --
                                                                           ------------             ------------

                   Net cash used in investing activities                       (416,550)              (1,044,533)

Cash flow from financing activities
Payment for the settlement of debt                                           (3,002,936)                      --
Proceeds from loans payable                                                   2,450,000                       --
    Payment on loans payable                                                 (5,500,000)                      --
    Proceeds from sale of stock                                              10,078,000                       --
    Advances made to Phone1, prior to acquisition                              (145,783)                      --
                                                                            -----------             ------------

               Net cash from financing activities                             3,879,281                       --
                                                                           ------------             ------------
Net Increase (decrease) in cash                                                 696,406               (3,660,522)

Cash at beginning of period                                                     643,886                4,055,992
                                                                           ------------             ------------

Cash at end of period                                                      $  1,340,292             $    395,470
                                                                           ============             ============
Supplemental disclosure of cash flow information:
   cash paid during the period for:
      Taxes                                                                $         --             $         --
                                                                           ============             ============

       Interest                                                            $    320,383             $    184,309
                                                                           ============             ============

Non-cash activity:

For the three months ended June 30, 2001, the Company entered into the following non-cash transactions:

        o On June 12,2001 the company acquired all the outstanding shares of Phone1, Inc., a telecommunications marketing company. As consideration, the company issued 12 million restricted shares of the company's common stock.

        o On June 14, 2001, GNB Bank converted its outstanding convertible loan of $4 million into 4 million shares of Series A 8% convertible Preferred Stock on a one share for $1.00 basis.

        o On June 26, 2001, the company entered into an agreement with a vender. The company returned $4,197,064 of equipment and paid $3,002,936 in cash for full and complete satisfaction of the outstanding obligations to the vendor.

        o The company issued 48,000 shares for professional service provided to the company.

         The accompanying notes are an integral part of this statement.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Generally accepted accounting standards also require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclose contingent assets and liabilities at the date of the financial statements. Significant estimates include those made for the allowance for uncollectible accounts, and contingencies. Actual results could differ from those estimates. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

The balance sheet at March 31, 2001 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Form 10-KSB filed by the Company for the year ended March 31, 2001.

NOTE B - OPERATIONS OF THE COMPANY

Globaltron Corporation, formerly known as Win-Gate Equity Group, Inc., (the "Company") is a Florida corporation, organized on May 17, 1996, to initially locate and effect business combinations with existing businesses. Unless otherwise provided herein, references to the "Company" shall mean the Company and its subsidiaries.

The Company is a multinational facilities-based provider of integrated communications services in emerging markets to U.S.-based local and long distance telecommunications operators. On behalf of these U.S.-based operators, we transport voice and data services to our foreign networks. We currently operate eight Points of Presence (POPs) located primarily in the United States, Latin America and Africa. Additionally, the Company maintains operating agreements that enable us to deliver similar services in many countries throughout the world using the third party networks.

Note C - ACQUISITIONS

Effective June 13, 2001, the Company acquired all of the outstanding common stock of Phone1, Inc., a telecommunications marketing company, for 12.0 million restricted shares of our common stock. As security for the indemnification provisions given by the Phone1 shareholders, 7.2 million shares of Common Stock were pledged. The Phone1 shareholders were provided with, and had access to, information, including financial, of the Company.

NOTE D - LOANS PAYABLE, COMMITMENTS AND CONTINGENCIES

The GNB Bank Loan

On February 29, 2000, the Company obtained a loan from GNB Bank. Pursuant to the GNB Loan Agreement, GNB Bank made a loan to the Company in the principal amount of $5.0 million plus interest at Citibank N.A.'s base rate plus 1%. The GNB Loan is evidenced by an unsecured convertible promissory note ("GNB Note") that is due October 31, 2001 (the "Maturity Date").

The principal portion of the Loan and the Note is convertible, in whole or in part, either prior to or after the Maturity Date, as elected by GNB Bank into that number of GNB Qualifying Shares, if there has been a Qualifying Private Placement of $10.0 million or more; or that number of shares of common stock of the Company equal to the principal and interest accrued under the Note, as elected by GNB Bank to be converted, divided by the lower of the price of any Qualifying Shares issued by the Company in a Qualifying Private Placement, if any, or the average closing price of the shares of the Company common stock during 20 consecutive trading days prior to any notice to convert.

As of June 6, 2001, the Loan Agreement was further modified to provide that the Note could be converted into either common stock or any other class of equity stock.

On June 26, 2001, GNB Bank converted the outstanding principal amount of the Loan, into 4.0 million shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") of the Company. The Series A Preferred Stock carries an 8% yearly dividend, votes with the holders of Common Stock on a one-vote-for-one-share basis, and is convertible into Common Stock on a one-share-for-one-share basis.

In June 2001, the Company entered into two additional loans with GNB Bank in the principal amount of $1.25 million and $1.2 million, respectively, plus interest at Citibank N.A.'s prime plus 2%. Payments of the outstanding obligations were due on July 8, 2001. The proceeds from the loan were used for working capital. Additionally, GNB Bank loaned Phone1 an aggregate of $3,050,000 for working capital, which obligations were assumed by the Company because of its acquiring Phone1. The loans to Phone1 were due on July 6, 2001 (as to $2.75 million) and on July 8, 2001 (as to $300,000).

On June 29, 2001, the Company repaid all of the outstanding obligations due to GNB Bank by the Company and Phone1, Inc.

NOTE E - SETTLEMENT OF DEBT

In June 2001, the Company entered into an agreement with a vendor. Whereas, the Company returned $4,197,064 of equipment and paid $3,002,936 in cash for full and complete satisfaction of the outstanding obligations to the vendor. The Company recorded an extraordinary gain due to the settlement of debt in the quarter ending June 30, 2001.

NOTE F - SALE OF PREFERRED STOCKS TO GNB BANK

On June 26, 2001, the Company sold GNB Bank 3.0 million shares of Series A Preferred Stock for $2.00 per share, for an aggregate of $6.0 million. The proceeds from the sale were used to pay off outstanding obligations and to meet working capital requirements

NOTE G - SALE OF PREFERRED STOCKS TO PREMIUM QUALITY FUND

On June 26, 2001, Premium Quality Fund "PQF" acquired 2.0 million shares of the Company's newly issued Series A Preferred Stock at $2.00 per share, for an aggregate of $4.0 million, the proceeds of which were used for working capital and to pay other obligations. Premium Quality Fund, a principal shareholder and an accredited investor, was provided with, and had access to, information, including financial, of the Company. The sale was made pursuant the section 4(2) of the Securities Act of 1933.

NOTE H- SALE OF COMMON STOCKS TO COMPANY DIRECTORS

In April 30, 2001, three of the Company's Directors each purchased 10,000 shares of restricted Common Stock at the then fair market price of $1.95 per share. The proceeds from the sales were used for working capital. In June 2001, the Company's fourth Director also purchased 10,000 shares on the same terms.


NOTE I - COMMITMENTS AND CONTINGENCIES

On June 28, 2001, the Company entered into a Licensee Agreement with a vendor. Under the agreement, the vendor granted the Company a non-exclusive, non-transferable license to use the Software. The Company is required to pay the vendor $760,000 at a rate of $21,000 per month for a period of 36 months. The Company will pay up to additional $1,700,000 to the vendor if the Company reached certain revenue milestones. The first time that any such fees will be due to the vendor shall be 18 months from the agreement date.

On April 30, 2001, the Chief Executive Officer left the Company to pursue other business and financial opportunities. The Company agreed to pay the Chief Executive Officer $220,000 commencing May 1, 2001 and continuing over the next nine months. Additionally, the exercise period for his vested options to purchase 384,000 shares of Company common stock at $5.50 per share was extended through July 31, 2002.

NOTE J - RECENTLY ISSUED  ACCOUNTING STANDARDS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:
o all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability

o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective April 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
o effective April 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator
o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company will continue to amortize goodwill and intangible assets recognized prior to July 1, 2001, under its current method until April 1, 2002. By March 31, 2003 the Company will have completed a transitional fair value based impairment test of goodwill as of April 1, 2002. By June 30, 2002, the Company will have completed a transitional impairment test of all intangible assets with indefinite lives. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended June 30, 2002, as a cumulative effect of a change in accounting principle.

The Company is in the process of determining amount of the intangible assets, intangible assets with indefinite lives and the amount of goodwill, if any, related to the acquisition of Phone1, Inc.

NOTE K - SUBSEQUENT EVENTS

On July 24, 2001 Phone1 Inc., a wholly-owned subsidiary of Globaltron Corporation, entered into a 10-year agreement with Protel, Inc., a leading manufacturer and distributor of intelligent electronic assemblies for payphones, under which Phone1 has exclusive access to custom firmware technology designed to enhance Phone1's coin-operated international long distance services. In addition to the exclusive use of the Firmware technology, Phone1 has been granted licensing rights to use Portal's proprietary answer detection technology and its ExpressNet(R) and Panorama(R) software upgrades. Under this agreement Phone1 is required to maintain a minimum inventory of five thousand custom products.

On July 6, 2001, the Company increased its interest in its Brazil joint venture. Under the amendment to the Agreement Globaltron will pay Schwartz Enterprise, its Joint Venture Partner, the amount of $350,000 as follows (i) $100,000 paid on July 6, 2001. (ii) $80,000 paid on July 31, 2001, (iii) $80,0000 on August
31, 2001 and (iv) $90,000 on September 30, 2001, in exchange for an 18% interest in the joint venture thus increasing the Company's interest in the joint venture to 85%.

On July 31, 2001 Phone1 Inc. entered into a loan with GNB Bank (Panama) in the principal amount of $2.0 million, plus interest at Citibank N.A.'s prime plus 2%. Payment of the outstanding obligations is due on September 17, 2001. The proceeds from the loan were used for working capital.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Financial Statements included elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.

Certain statements in this Form 10-QSB are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. This report contains forward-looking statements that address, among other things, our financing plans, regulatory environments in which we operate or plan to operate, trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations and acquisition opportunities. These statements may be found under "Management's Plan of Operation," as well as in this Form 10-QSB generally. Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include Cautionary Statements (the "Cautionary Statements"), without limitation: the Company's ability to raise capital; the Company's ability to execute its business strategy in a very competitive environment; the Company's degree of financial leverage; risks associated with acquisitions and the integration thereof; risks associated with rapidly developing technology and providing services over the Internet; regulatory considerations and risks related to international economies; risks related to market acceptance of, and demand for, the Company's products and services; continued relations with and pricing dependence on third party suppliers; the impact of competitive services and pricing; and other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligations to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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

We are a multinational facilities-based provider of integrated communications services in emerging markets to U.S.-based local and long distance telecommunications operators. On behalf of these U.S.-based operators, we transport voice and data services to our foreign networks. We currently operate eight Points of Presence (POPs) located primarily in the United States, Latin America and Africa. Additionally, we maintain operating agreements that enable us to deliver similar services in many countries throughout the world using third party networks.

To date, we have primarily been engaged in network engineering, developing products, selecting vendors, and initiating market entry by means of securing strategic agreements for developing our international carrier business. We planned to construct an international carrier grade convergent Internet Protocol
(IP) network to deliver reliable, low cost connectivity to customers in our target markets. We have an Asynchronous Transfer Mode/Voice Over Internet Protocol (ATM/VOIP) switching network operating in the United States. Additionally, we plan to develop various value-added services to complement our ATM/VOIP switching network, including virtual private networks, Web hosting and ASP offerings.

PLAN OF OPERATION

The Company intends to build a facilities-based international grade network outside the traditional settlement process to offer its customers low cost, highly reliable connectivity. The Company has initially focused on carrier wholesale termination by leveraging off of its current strategic agreements, U.S. carrier contracts, and network build-out. As our foreign operations become established, higher margin foreign traffic call origination is anticipated to increase. Globaltron currently is providing wholesale IP telephony services in Central and Latin America, Africa as well as in the Caribbean. Additionally, the Company intend to develop various value-added services to complement its VOIP/ATM switching network, including virtual private networks, Web hosting and ASP offerings.

Developing, as well as constructing, acquiring, and expanding our business, requires significant capital expenditures, a substantial portion of which is incurred before the realization of revenues. These expenditures, together with the associated early operating expenses, result in negative cash flow until an adequate customer base is established. However, as our customer base grows, we expect that incremental revenues can be generated with decreasing incremental operating expenses. We have made specific strategic plans to build high capacity networks with broad market coverage, which initially we expect will increase our level of capital expenditures and operating losses. We believe that over the long term, this strategy will help to enhance our financial performance by increasing the traffic flow over our network. However, we make no assurances that we will be able to identify, attract, finance or consummate our operational and strategic objectives, all of which are heavily dependent upon, among other things, the Company's ability to obtain additional financing.

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

o Build a Portfolio of Integrated Services and Applications. Although our current services are primarily sold to wholesale customers, our network infrastructure is designed to provide both wholesale and retail service offerings, including those of Phone1. We believe that integrated services and applications offer higher profit margins and a mix of wholesale and retail traffic helps maintain optimal network utilization, which drives lower network operating costs per minute. We intend to build a portfolio of integrated services and applications to capture retail opportunities in the U.S. and in foreign markets where we have an established presence. Anticipated services and applications include national and international long distance, local access, IP Telephony, and enhanced value-added services.

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

o Virtual Private Networks. We intend to build a uniform, secure and guaranteed Virtual Private Network (VPN), that we expect will span from the United States to Latin America, starting with the United States to locations in Brazil. Globaltron will provide a contractual service offering for businesses looking to give traveling workers and satellite offices around the world access to corporate data, office-to-office communications, and long distance services with termination and origination from each country location. Our expectations are to offer services within the VPN offering tailored to the requirements of our clients, such as web hosting, Internet services (Business to Business and Business to Consumer), leasing applications, data warehousing, mobile ASP, and other related communication services.

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

o Phone1. We intend to offer domestic and international long distance telephone calls from the United States to anywhere in the world, from public payphones at competitive consumer rates. The basic premise of this business is to offer coin-operated direct-dial international calls from payphones at one dollar per call. The minutes available per one dollar 1 vary based on the intended destination of the call. We believe this business will offer a competitive alternative to prepaid cards that are highly used by ethnic minorities who, based upon market research, typically spend a disproportionate amount of their discretionary income on international calls, and often do so from payphones by utilizing $5 prepaid cards. The service is currently being offered in the South Florida area on test basis.

The business plan is to offer our service in six of the largest metropolitan areas of the United States. The company believes ethnic minorities will be the greatest users of our services. The company anticipates initial national rollout in the Miami and Ft. Lauderdale, Florida markets in September 2001. At the same time, the company is in discussions with payphone owners in other metropolitan cities, including New York, Los Angeles, Dallas, Houston, San Diego, and Tampa. The concept, built upon long-term relationships with payphone owners through contractual obligations, will utilize Globaltron's existing U.S. and international VOIP/ATM switching network. Other third party telecommunications providers, such as Qwest Communications Corp. and Global Crossing Corp. will be used. In this regard, Globaltron has recently entered into Carrier Service Agreements with both Qwest and Global Crossing.

RESULTS OF OPERATIONS

The discussion below relates to results of operations for the three months ended June 30, 2001 and 2000.

Revenues for the three months ended June 30, 2001 and 2000 totaled $608,492 and $537,280, respectively. Revenues from direct wholesale carrier termination sales of international voice and data telecommunications into the Company's foreign site Points of Presence (POPs) were $338,819 for the three months ended June 30, 2001 and $338,840 for the three months ended June 30, 2000.

Arbitrage sales occur from packaging wholesale foreign termination rates from third-party carriers and reselling them to carriers that connect to one of the Company's domestic switch sites. The Company incurs no transport or foreign site termination costs with arbitrage sales as all inbound/outbound call switching is done within the Company's switch sites. For the three month period ended June 30, 2001, arbitrage revenue totaled $246,749 and for the period ended June 30, 2000, arbitrage revenue totaled $165,800.

During the three month period ended June 30, 2001 and June 30, 2000, revenue from the resale of excess satellite bandwidth totaled $ -0- and $34,200, respectively.

Interest income for the period ended June 30, 2001 and June 30, 2000 totaled $5,359 and $22,360, respectively.

The Company has contracted with providers of telecommunications transport services and facilities to process call traffic over its national and international network. Such expenses, which include fixed recurring monthly costs and variable usage fees for termination costs, constitute 31% and 97% of the Cost of Goods Sold for the three month period ended June 30, 2001 and June 30, 2000, respectively.

Recurring costs represent approximately 67% and 87% of Cost of Goods Sold for the periods ended June 30, 2001 and 2000, respectively, and are commitments for transport services which will significantly decrease as a percentage of Cost of Goods Sold as the Company's network reaches its expected traffic capacity levels. The Company includes service commissions paid to foreign site operators, which comprise $21,103, or 2% of the total Cost of Goods Sold for the period ended June 30, 2001 and $35,500, or 3% of the total Cost of Goods Sold for the period ended June 30, 2000.

The decrease in recurring costs and variable usage fees was due to cost containment and the shift in sales mix.

Selling, General, and Administrative (SG&A) expenses totaled $1,824,295 for the three month period ended June 30, 2001 and $1,934,287 for the three month period ended June 30, 2000. Approximately $707,504, or 39% of the total SG&A for the period ended June 30, 2001, and $754,910, or 39% of total SG&A for the period ended June 30, 2000, related to professional fees and was expensed during the respective three-month period. Legal and accounting related services comprised 39% and 59% of the total for this category for the period ended June 30, 2001 and June 30, 2000, respectively. The decrease was due to cost containment. Travel related expenses of $114,303, or 6% for the period ended June 30, 2001, and $139,540, or 7% of total SG&A for the period ended June 30, 2000. Salaries and wages were $366,185, or 20% for the period ended June 30, 2001, and $558,170, or 29% for the period ended June 30, 2000, of SG&A, the decrease was due to cost containment. Rent and occupancy expenses were $222,791, or 12% of total SG&A for the period ended June 30, 2001 and $197,670 or 10% of the total SG&A for the period ended June 30, 2000. Depreciation and amortization expense for the period ended June 30, 2001 was $742,662 and for the period ended June 30, 2000 the amount was $583,450. Amortization of Intangible assets, incurred as a result of the acquisition, was $452,504, and $94,450 for the period ended June 30, 2001 and 2000, respectively. Net interest expense for the quarter ended June 30, 2001 was $320,383, and for the period ended June 30, 2000 was $153,290.
Total expenses for the three month period ended June 30, 2001 were $3,386,700, producing a net loss before extraordinary gain of $3,743,016 for the three month period ended June 30, 2001. Extraordinary gain on the extinguishments of debt for the period ended June 30, 2001 was $7,236,841. Total expenses for the three-month period ended June 30, 2000 were $3,794,807, producing a net loss of $3,235,167 for the three-month period ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

General

Liquidity and Capital Resources

As of June 30, 2001, we were operating eight Points of Presences (POPs). The costs associated with the initial construction and operation of a network such as ours may vary, primarily due to market variations in geographic and demographic characteristics and the types of construction technologies, which can be used to deploy the network. As we develop, introduce, and expand our high-speed data/Internet and voice services in each of our markets, additional capital expenditures and net operating costs will be incurred. The amount of these costs will vary, based on the number of customers served and the actual services provided to the customers.

We are incurring negative cash flows due, in major part, to the funding requirements for working capital, network construction, or development and voice services. Through June 30, 2001, we invested approximately $15 million in network and telecommunications equipment. We expect we will continue to incur negative cash flow for at least two years. We make no assurances that our networks or any of our other services will ever provide a revenue base adequate to sustain profitability or generate positive cash flow. We estimate that during fiscal year 2001, the amount of capital required for implementation of our integrated networks and other services, and to fund negative cash flow, including interest payments, will be significant.

Developing and enhancing new services and networks will also require capital expenditures. The funding of these expenditures is dependent upon the Company's ability to raise substantial equity and debt financing. In certain instances, the ability to secure equipment financing requires the consent of existing vendors. We are actively seeking additional funding from a variety of sources, including potential issuances of our securities in one or more private transactions. However, we make no assurances that we will be able to obtain such financing or, if obtained, that it will be on terms profitable to us.

Equipment Financing Agreements

In June 2001, the Company entered into an agreement with a vendor. The Company returned $4,197,064 of equipment and paid $3,002,936 in cash for full and complete satisfaction of the outstanding obligations due to the vendor. The Company recorded an extraordinary gain due to the settlement of debt.

Acquisition of Phone1, Inc.

Effective June 13, 2001, we acquired all of the outstanding common stock of Phone1, Inc., a telecommunications marketing company, for 12.0 million restricted shares of our common stock. As security for the indemnification provisions given by the Phone1 shareholders, 7.2 million shares of Common Stock were pledged. The Phone1 shareholders were provided with, and had access to, information, including financial, of the Company.

Loans from GNB Bank

On February 29, 2000, the Company obtained a loan from GNB Bank. Pursuant to the GNB Loan Agreement, GNB Bank made a loan to the Company in the principal amount of $5.0 million plus interest at Citibank N.A.'s base rate plus 1%. The GNB Loan is evidenced by an unsecured convertible promissory note ("GNB Note") that is due October 31, 2001 (the "Maturity Date").

The principal portion of the Loan and the Note is convertible, in whole or in part, either prior to or after the Maturity Date, as elected by GNB Bank into that number of GNB Qualifying Shares, if there has been a Qualifying Private Placement of $10.0 million or more; or that number of shares of common stock of the Company equal to the principal and interest accrued under the Note, as elected by GNB Bank to be converted, divided by the lower of the price of any Qualifying Shares issued by the Company in a Qualifying Private Placement, if any, or the average closing price of the shares of the Company common stock during 20 consecutive trading days prior to any notice to convert.

As of June 6, 2001, the Loan Agreement was further modified to provide that the Note could be converted into either common stock or any other class of equity stock.

On June 26, 2001, GNB Bank converted the outstanding principal amount of the Loan, into 4.0 million shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") of the Company. The Series A Preferred Stock carries an 8% yearly dividend, votes with the holders of Common Stock on a one-vote-for-one-share basis, and is convertible into Common Stock on a one-share-for-one-share basis.

In June 2001, the Company entered into two additional loans with GNB Bank (Panama) in the principal amount of $1.25 million and $1.2 million, respectively, plus interest at Citibank N.A.'s prime plus 2%. Payments of the outstanding obligations were due on July 8, 2001. The proceeds from the loan were used for working capital. Additionally, GNB Bank (Panama) loaned Phone1 an aggregate of $3,050,000 for working capital, which obligations were assumed by the Company because of its acquiring Phone1. The loans to Phone1 were due on July 6, 2001 (as to $2.75 million) and on July 8, 2001 (as to $300,000).

On June 29, 2001, the Company repaid all of the outstanding obligations due to GNB Bank by the Company and Phone1, Inc.

On July 31, 2001 Phone1 Inc., entered into a loan with GNB Bank (Panama) in the principal amount of $2.0 million, plus interest at Citibank N.A.'s prime plus 2%. Payment of the outstanding obligations is due on September 17, 2001. The proceeds from the loan were use for working capital.

Sale of Preferred Stocks to GNB Bank

On June 26, 2001, the Company sold GNB Bank 3.0 million shares of Series A Preferred Stock for $2.00 per share, for an aggregate of $6.0 million. The proceeds from the sale were used to pay off outstanding obligations and to meet working capital requirements.

Sale of Preferred Stocks to Premium Quality Fund

On June 26, 2001, Premium Quality Fund "PQF" acquired 2.0 million shares of Series A Preferred Stock at $2.00 per share, for an aggregate of $4.0 million, the proceeds of which were used for working capital and pay other obligations. Premium Quality Fund, a principal shareholder and an accredited investor, was provided with, and had access to, information, including financial, of the Company. The sale was made pursuant the section 4(2) of the Securities Act of 1933.

Sale of Common Stock to Company Directors

As of April 30, 2001, three of the Company's Directors each purchased 10,000 shares of restricted Common Stock at the then fair market price of $1.95 per share. The proceeds from the sales were used for working capital. In June 2001, the Company's fourth Director also purchased 10,000 shares on the same terms.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In July 2001, Globaltron Communications Corporation ("GCC"), a wholly owned subsidiary of the Company, was served with a complaint by AT&T Corp. in the United States District Court for the Southern District of Florida. The complaint alleges that GCC owes AT&T certain amounts for services allegedly rendered by AT&T to GCC. Company believes that the claim is meritless since the Company never used the alleged services. Other than with respect to this pending litigation, we are currently parties to routine litigation incidental to our business, none of which, individually or taken together, are expected to have a material adverse effect on us or our operations.

Item 2.  Changes in Securities and Use of Proceeds

Acquisition of Phone1, Inc.

On June 13, 2001, we acquired all of the outstanding common stock of Phone1, Inc., a telecommunications marketing company, for 12.0 million restricted shares of our common stock. As security for the indemnification provisions given by the Phone1 shareholders, 7.2 million shares of Common Stock were pledged. The Phone1 shareholders were provided with, and had access to, information, including financial, of the Company.

Conversion of Loans Due to GNB Bank

On June 26, 2001, GNB Bank converted its outstanding note in the principal amount of $4.0 million dollars into 4.0 million shares of Series A 8% Convertible Preferred Stock ("Series A Preferred Stock"). The Series A Preferred Stock carries an 8% yearly dividend, votes with the holders of Common Stock on a one vote for one share basis, and is convertible into Common Stock on a one-share-for-one-share basis.

Sale of Preferred Stocks to GNB Bank

On June 26, 2001, the Company sold GNB Bank 3.0 million shares of Series A Preferred Stock for $2.00 per share, for an aggregate of $6.0 million. The proceeds from the sale were used to pay off outstanding obligations and to meet working capital requirements.

Sale of Preferred Stocks to Premium Quality Fund

On June 26, 2001, Premium Quality Fund "PQF" acquired 2.0 million shares of the Company's newly issued Series A Preferred Stock at $2.00 per share, for an aggregate of $4.0 million, the proceeds of which were used for working capital and pay off other obligations. Premium Quality Fund, a principal shareholder and an accredited investor, was provided with, and had access to, information, including financial, of the Company. The sale was made pursuant the section 4(2) of the Securities Act of 1933.

Sale of Common Stocks to Directors

As of April 30, 2001, three of the Company's Directors each purchased 10,000 shares of restricted Common Stock at the then fair market price of $1.95 per share. The proceeds from the sales were used for working capital. In June 2001, the Company's fourth Director also purchased 10,000 shares on the same terms.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

On April 30, 2001, the Chief Executive Officer left the Company to pursue other business and financial opportunities. The Company agreed to pay the Chief Executive Officer $220,000 commencing May 1, 2001 and continuing over the next nine months. Additionally, the exercise period for his vested options to purchase 384,000 shares of Company common stock at $5.50 per share was extended through July 31, 2002.

Item 6.  Exhibits and Reports on Form 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)  Exhibits
     --------

2.12 Stock Purchase Agreement between Win-Gate Equity Group, Inc. and the Shareholders of Globaltron Communications Corporation dated January 21, 2000. (1)

3.1.1    Articles of Incorporation of Win-Gate Equity Group, Inc. (2)

3.1.2    Articles of Amendment to the Articles of Incorporation. (13)

3.1.3 Certificate of Designation for the Series A 8% Convertible Preferred Stock. (16)

3.2      By-Laws of Win-Gate Equity Group, Inc. (2)

4.1      Specimen Common Stock Certificate.  (2)

10.1     Forms of Subscription Documentation for Prospective Investors.  (2)

10.2.1   Win-Gate Equity Group, Inc. 1996 Stock Option Plan.  (2)

10.2.2   Globaltron Corporation's 2000 Stock Incentive Plan.  (12)

10.2.3 Amendment Number One to Globaltron Corporation's 2000 Stock Incentive Plan. (15)

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

10.37 Common Stock Purchase Agreement dated May 15, 2001 between Globaltron Corporation and the shareholders of Phone1, Inc. (14)

10.38 Pledge and Security Agreement dated May 15, 2001 between Globaltron Corporation and the shareholders of Phone1, Inc. (14)

21       List of subsidiaries of Globaltron Corporation.  (16)
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

(13) Filed as an exhibit to the Company's Quarterly Report on form 10-QSB (File No. 333-05188-A), as filed with the Securities and Exchange Commission on February 20, 2001.

(14) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission on May 15, 2001, as amended on May 22, 2001.

(15) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 333-05188-A).

(16) Filed as an exhibit to the Company's Annual Report on Form 10-KSB (File No. 333-05188-A) as filed with the Securities and Exchange Commission on June 29, 2001.

(b)      Reports on Form 8-K.

         Date of Report   Items Reported        Description
         ----------------------------------------------------------------

         May 15, 2001     Item 5    Resignation of Director, Termination of
                                    Employment of Chief Executive Officer,
                                    Purchase of common stock by Directors, Grant of Options to Directors, Loan from GNB Bank

         May 15, 2001     Item 2    Agreement with Phone1, Inc.

         May 22, 2001     Item 7    Filed Exhibits to Phone1, Inc. transaction

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2001

GLOBALTRON CORPORATION

By: /s/ Syed Naqvi
    ---------------------------------
    Syed Naqvi, Chief Financial Officer