Form 10QSB
period 2001-09-30
PHONE1GLOBALWIDE INC
filed 2001-11-14
CIK 1017837

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

|_|          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from July 1, 2001 to September 30, 2001

                           Commission File No. 0-23199

                             PHONE1 GLOBALWIDE, INC.
                             -----------------------
              (Exact Name of Small Business Issuer in Its Charter)

                    Delaware                               Applied for
         (State or Other Jurisdiction of               (I.R.S. Employer
         Incorporation or Organization)                Identification Number)

          100 No. Biscayne Boulevard, 25th Floor, Miami, Florida 33132
                    (Address of principal executive offices)

                                 (305) 371-3300
                           (Issuer's Telephone Number)

                            (Globaltron Corporation)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 Per Share

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                     Yes [ ]  No [ ]

State the number of shares outstanding of each of the issuer's class of common equity, as of November 14, 2001:41,078,702

Transitional Small Business Disclosure Format:   Yes [ ]   No [ ]


                    PHONE1 GLOBALWIDE, INC. AND SUBSIDIARIES

                                      INDEX

PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
         September 30, 2001 (unaudited) and March 31, 2001                              3

         Unaudited Consolidated Statements of Operations for the six months and
         three months ended September 30, 2001 and 2000                                 4

         Unaudited Consolidated Statements of Cash Flows for the
          six months ended September 30, 2001 and 2000                                  5

         Notes to Consolidated Financial Statements                                     6-11

Item 2.  Management's Plan of Operation                                                 12-18

PART II -  OTHER INFORMATION

Item 1.  Legal Proceedings                                                              19

Item 2.  Changes in Securities and Use of Proceeds                                      19

Item 3.  Default Upon Senior Securities                                                 19

Item 4.  Submission of Matters to a Vote of Security Holders                            19

Item 5.  Other Information                                                              20

Item 6.  Exhibits and Reports on Form 8-K                                               23

SIGNATURES                                                                              24


                         PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                     PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
            September 30, 2001(Unaudited) and March 31, 2001(Audited)

                                     ASSETS

                                                                           September 30, 2001     March 31, 2001
Current assets
   Cash                                                                        $  1,396,799       $    643,886
   Accounts receivable, less allowance for doubtful accounts of
   $120,122 and $87,122 at September 30, 2001 and March 31, 2001,                   299,362            294,979
   Prepaid expenses and other current assets                                        699,870            127,321
                                                                               ------------       ------------

          Total current assets                                                 $  2,396,031       $  1,066,186

Property and equipment, net                                                      10,433,072         11,739,573
Equipment to be returned to vendor                                                     --            4,200,000
Intangible Assets                                                                26,218,634               --
Deposits and other                                                                1,613,561            440,734
                                                                               ------------       ============

          Total assets                                                         $ 40,661,298       $ 17,446,493
                                                                               ============       ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
    Accounts payable                                                           $  1,237,281       $  1,117,582
   Convertible loan payable to bank                                               6,000,000          4,000,000
   Equipment note payable, current portion                                        2,000,000          6,759,496
   Capital lease obligations, current portion                                          --            4,324,852
   Accrued expenses and other current liabilities                                 1,266,207          2,160,844
                                                                               ------------       ------------

          Total current liabilities                                            $ 10,503,488       $ 18,362,774

Long-term capital lease obligation, net of current portion                             --            2,028,020

Equipment note payable, net of current portion                                         --            6,750,000

Stockholders' equity
   Series A Preferred stock, par value of $.001, 10,000,000                           9,000               --
   shares authorized, 9,000,000 shares and no shares of
   preferred stock issued and outstanding as of September 30, 2001 and
   March 31, 2001, respectively                                                      41,078             28,690
    Common stock, par value of $.001, 200,000,000 shares
      authorized, 41,078,702 and 28,690,702 shares issued and
    outstanding as of September 30, 2001 and March 31, 2001, respectively        83,254,735         42,657,123
   Additional paid-in capital                                                   (53,147,003)       (52,380,114)
   Accumulated deficit
                                                                               ------------       ------------
            Total stockholders' equity (deficit)                                 30,157,810         (9,694,301)
                                                                               ------------       ------------
            Total liabilities and stockholders' equity                         $ 40,661,298       $ 17,466,493
                                                                               ============       ============

         The accompanying notes are an integral part of this statement.

                    PHONE1 GLOBALWIDE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

       For the Three Months and Six Months Ended September, 2001 and 2000



                                                         Six Months Ended            Three Months Ended
----------------------------------------------------------------------------------------------------------------

                                                September 30,    September 30,   September 30,    September 30,
                                                      2001           2000            2001            2000

----------------------------------------------------------------------------------------------------------------

Revenue                                            1,318,266       1,540,822         709,774       1,003,542

Expenses
   Cost of sales                                   2,338,472       2,512,661       1,373,664       1,411,241
   General and administrative                      4,364,984       4,665,365       2,540,690       2,731,078
   Depreciation and amortization                   1,531,506       1,367,055         788,844         878,055
   Intangibles amortization                        2,927,978         236,132       2,475,474         141,679
   Settlement of Service Agreement                   600,000              --          600,000             --
                                                ------------    ------------    ------------    ------------
         Operating loss                           (10,444,674)     (7,240,391)     (7,068,898)     (4,158,511)

Other income (expense)
   Interest, net                                    (523,855)       (395,998)       (208,831)       (242,708)
  Amortization of deferred loan costs                   --          (410,793)           --          (410,793)
  Loss on write down of equipment                   (644,438)           --          (644,438)           --
  Other Losses                                      (392,286)           --          (392,286)           --
  Other Expenses                                    (202,216)           --          (150,000)           --
                                                ------------    ------------    ------------    ------------



Loss before provision for income taxes and
extraordinary items                              (12,207,469)     (8,047,182)     (8,464,453)     (4,812,012)

Income tax benefit                                      --              --              --              --
                                                ------------    ------------    ------------    ------------


Loss before extraordinary items                  (12,207,469)     (8,047,182)     (8,464,453)     (4,812,012)
Extraordinary gain on extinguishment of debt      11,440,582            --         4,203,741            --
                                                ------------    ------------    ------------    ------------

NET LOSS                                        $   (766,887)   $ (8,047,182)   $ (4,260,712)   $ (4,812,012)
                                                ============    ============    ============    ============


Basic earnings (loss) per common share:
   Loss from continuing operations before
     extraordinary gain                         $      (0.35)   $      (0.44)   $      (0.21)   $      (0.26)

   Extraordinary gain on extinguishments of
    debt                                                0.32            --              0.10            --
                                                ------------    ------------    ------------    ------------
     Basic earnings (loss) per share            $      (0.03)   $      (0.44)   $      (0.11)   $      (0.26)
                                                ============    ============    ============    ============
Diluted earnings (loss) per common shares:
     Loss before extraordinary gain             $      (0.35)   $      (0.44)   $      (0.21)          (0.26)

     Extraordinary gain on extinguishments of
       debt                                              .32            --              0.10            --
                                                ------------    ------------    ------------    ------------

     Diluted earnings (loss) per share          $      (0.03)   $      (0.44)   $      (0.11)   $      (0.26)
                                                ============    ============    ============    ============



Average shares of common stock outstanding:
      Basic                                       35,974,309      18,147,646      40,781,963      18,164,591
      Diluted                                     35,974,309      18,147,646      40,781,963      18,164,591
                                                ============    ============    ============    ============

Note: Loss per share calculations include $280,000 provisions for stock dividend.

         The accompanying notes are an integral part of this statement.

                    PHONE1 GLOBALWIDE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2001 and 2000

                                                                                Six Months Ended
                                                                     September 30, 2001     September 30, 2000
Cash flows from operating activities
   Net Income (loss)                                                   $   (766,887)          $ (8,047,182)
   Adjustments to reconcile net loss to net cash used
     in operating activities
     Gain on extinguishing debt                                         (11,440,582)                  --
     Professional services paid for in common stock                          96,000                   --
     Loss on settlement of service agreement                                600,000                   --
     Loss on write down of fixed assets                                     644,438                   --
     Other losses due to write downs                                        392,286                   --
     Depreciation and amortization                                        1,531,506              2,013,980
     Intangible amortization                                              2,927,978                   --
     Provision for bad debts                                                127,218                103,440
     Changes in assets and liabilities, net of effects of
      purchase of Phone 1:
        Increase in accounts receivable                                    (118,056)              (198,194)
        Increase in prepaid expenses and other current assets              (736,838)              (207,564)
        Increase in deposits and other                                     (277,821)              (517,186)
        Increase in accounts payable                                        238,152              2,694,173
        Increase in customer deposits and advances                           11,697                   --
      Increase (decrease) in accrued expenses and other liabilities         470,809               (549,638)
                                                                       ------------           ------------

                   Net cash used  in operating activities                (6,300,100)            (4,708,171)
                                                                       ------------           ------------
Cash flows from investing activities
   Acquisitions of property and equipment                                (1,439,251)               (89,995)
   Acquisition of Phone1, net of cash acquired                              (37,017)             1,295,583
   Investment in Joint Venture                                             (350,000)                  --
                                                                       ------------           ------------

                   Net cash used in investing activities                 (1,826,268)             1,205,588

Cash flow from financing activities:
    Proceeds from sale of Stock                                          10,078,000
    Proceeds from loans                                                  10,450,000              2,900,000
    Settlement of debt                                                   (3,002,936)                  --
    Payment on capital lease obligations                                 (1,000,000)                  --
    Payment on loans                                                     (7,500,000)            (1,000,000)
    Advance made to Phone1 prior to acquisition                            (145,783)                  --
                                                                       ------------           ------------
                  Net cash from financing activities                      8,879,281              1,900,000
                                                                       ------------           ------------

Net Increase (decrease) in cash                                             752,913             (1,602,583)

Cash at beginning of period                                                 643,886              4,055,992
                                                                       ------------           ------------

Cash at end of period                                                  $  1,396,799           $  2,453,409
                                                                       ============           ============
Supplemental disclosure of cash flow information:
   cash paid during the period for:
      Taxes                                                                    --                     --
                                                                       ============           ============

       Interest                                                             212,000                396,000
                                                                       ============           ============

          The accompanying notes are an integral part of this statement

         For the six months ended September 30, 2001, the Company entered into the following non-cash transactions:

         On September 30, 2001, the Company entered into an agreement with a telecommunication product and services vendor. Under the agreement, the Company and the vendor mutually agreed to resolve any claims that any of them may have related to, or arising, directly or indirectly, from certain licensing agreement that was sign among the parties. As part of the agreement, the Company paid $75,000 in cash and issued 300,000 shares of Common Stock.

         On September 30, 2001, the Company entered into an agreement with a vendor to resolve claims between the parties. The Company paid $1.0 million in cash and signed a $2,000,000 promissory note to the vendor, for full and complete satisfaction of the outstanding obligations to the vendor.

         On June 14, 2001, GNB Bank converted its outstanding convertible loan of $4.0 million into 4.0 million shares of Series A 8% convertible Preferred Stock on a one-share-for-$1.00 basis.

         On June 13, 2001,the Company acquired all the outstanding shares of Phone1, Inc., a telecommunications marketing company. As part of the agreement, the Company issued 12 million restricted shares of its common stock. .

         On June 26, 2001, the Company entered into an agreement with a vender. The company returned $4,197,064 of equipment and paid $3,002,936 in cash for full and complete satisfaction of the outstanding obligations to the vendor.

         The Company issued 48,000 shares of its common stock for professional services provided to it.

         For the six months ended September 30, 2000, the Company entered in the following non-cash transactions:

         In connection with a finder's fee, loan costs of approximately $25 million were incurred through the selling of Company stock by the principal stockholder at less than fair value.

         The Company Purchased 73.4% of Interloop Americas, Inc. and certain subsidiaries for 1,000,000 shares of Company stock and a $7 million note payable.

         The Company purchased approximately $12 million of equipment using capital leases.





         The accompanying notes are an integral part of this statement.

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Generally accepted accounting standards also require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclose contingent assets and liabilities at the date of the financial statements. Significant estimates include those made for the allowance for uncollectible accounts, and contingencies. Actual results could differ from those estimates. Operating results for the six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

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

NOTE B - OPERATIONS OF THE COMPANY

Phone1 Globalwide, Inc. formally known as Globaltron Corporation, formerly known as Win-Gate Equity Group, Inc., (the "Company") is a Delaware corporation, reincorporated in Delaware on September 25, 2001, was formally organized on May 17, 1996 in Florida, to initially locate and effect business combinations with existing businesses. Unless otherwise provided herein, references to the "Company" shall mean the Company and its subsidiaries.

The Company is a multinational facilities-based provider of integrated communications services in emerging markets to U.S.-based local and long distance telecommunications operators. On behalf of these U.S.-based operators, we transport voice and data services to our foreign networks. We currently operate six Points of Presence (POPs) located primarily in the United States and Latin America. Additionally, the Company maintains operating agreements that enable us to deliver similar services in many countries throughout the world using the third party networks. Company also offer domestic and international long distance telephone calls from the United States to anywhere in the world from public payphones.

NOTE C - LOANS PAYABLE, COMMITMENTS AND CONTINGENCIES

 GNB Bank Loans

On July 31, 2001 Phone1 Inc. entered into a loan with GNB Bank (Panama) in the principal amount of $2.0 million, plus interest at Citibank N.A.'s prime plus 2%. Payment of the outstanding obligations is due on September 17, 2001. The proceeds from the loan were used for working capital. On September 28, 2001 the Company repaid the $2.0 million loan, plus the accrued interest.

On September 28, 2001 Phone1 Inc. enter into a loan agreement with GNB Bank (Panama) in the principal amount of $6.0 million, plus interest at rate of 10%. The GNB Loan is evidenced by an unsecured convertible promissory note ("GNB Note") that is due September 27, 2002 (the "Maturity Date"). The loan is guaranteed by the Company. The principal and interest of the Loan and the Note is convertible, in whole or in part, either prior to or after the Maturity Date (if the loan and the note are not fully paid), as elected by GNB Bank into:

i. that number of shares of common stock or any other class of securities issued by the Company, having privileges or rights senior to the common stock, equal to the principal and interest accrued thereon under the Note that the GNB Bank elects to convert divided by:

              a) If GNB Bank has elected to convert the Loan and the Note in whole, such conversion price per share that results in granting to the GNB Bank such number of securities of the Company representing 7.5%, on a fully diluted basis, of the total issued and outstanding stock of the Company immediately after the conversion: and

               b) If GNB Bank has elected to convert the Loan and the Note in part, such conversion price per share that results in granting to the GNB Bank such number of securities of the Company representing the Partial Election Percentage: or

ii. That number of shares of common stock of the Company equal to the principal and interest accrued thereon under the Note that the GNB Bank elected to convert divided by 1.5.

On November 1, 2001 the Company repaid the $6.0 million loan, plus the accrued interest.

Jamie Gilinski, Chairman of the Board, is the Chairman of GNB Bank (Panama) S,A.

NOTE D - SETTLEMENT OF DEBT

On September 30, 2001, the Company entered into an agreement with a vendor. The Company paid $1.0 million in cash and signed a $2,000,000 promissory note bearing an interest rate of 8.5% to the vendor for full and complete satisfaction of the outstanding obligations to the vendor. The Note and the accrued interest will be paid in four (4) quarterly installments on December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002. The Note is secured by a lien on the vendor's equipment and a guaranty of the Company. The invoice amounts of the obligations were approximately $6.5 million. The Company recorded an extraordinary gain of $4.2 million due to the settlement of the debt for its second quarter ended September 30, 2001.

NOTE E - COMMITMENTS AND CONTINGENCIES

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

NOTE F - INVESTMENT IN JOINT VENTURE

On July 6, 2001, the Company increased its interest in its Brazil joint venture. Under the amendment to the Agreement Globaltron paid Schwartz Enterprise, its Joint Venture Partner, the amount of $350,000, in exchange for an 18% interest in the joint venture thus increasing the Company's interest in the joint venture to 85%.

NOTE G - AMENDMENT OF ARTICLES OF INCORPORATION & REINCORPORATION

On September 25, 2001 the Company Amended its Articles of Incorporation, changing its name from Globaltron Corporation to Phone1 Globalwide, Inc., Company also increased its number of authorized Common Stock to 200,000,000 and Preferred Stock to 100,000,000.

On September 25, 2001 the Company reincorporated from Florida to Delaware, which was accomplish through a merger of Globaltron Corporation into Phone1 Globalwide, Inc., a newly formed wholly-owned Delaware subsidiary of Globalton, with Phone1 Globalwide surviving the merger. The reincorporation resulted in the Company's name being changed to "Phone1 Globalwide, Inc."

NOTE H - FIXED ASSETS

During the quarter ended September 30, 2001, the Company wrote off $644,438 of equipment stored at a third party facility. The third party claims to have claim on the equipment because the equipment was not removed from their facility on time. Management disagrees with the third party. No legal claims have been filed yet.

NOTE I - SETTLEMENT OF SERVICE AGREEMENT

On September 30, 2001, the Company entered into an agreement with a telecommunication product and services vendor, under the settlement the Company and the vendor mutually agree to jointly resolve any claims that any of them may have related to, or arising, directly or indirectly, from a certain licensing agreement that was signed among the parties. The Company paid $75,000 in cash and issued 300,000 of Common Stock. The vendor will have a put option against the Company for 10 consecutive days starting from August 31, 2002 to require the Company to purchase 100,000 of the Company's shares held by the vendor for a purchase price of $2 per share. In addition, the Company will have a call option at anytime until August 31, 2002, to buy 100,000 of the Company's shares held by the Vendor at an adjusted purchase price of $2 per share, irrespective of the price of the stock in the public market. The Company will pay the vendor an additional $75,000 on April 1, 2002, if the average closing price of the Company's stock does not reached $2 per share for a period of twenty consecutive days between January 1, 2002 and March 31, 2002.


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

NOTE K - SUBSEQUENT EVENTS

On October 22, 2001, the Company granted total of 475,000 options to three employees and two consultants. The strike price of the options was the closing price as of October 22, 2001. Twenty-five percent of the options were fully vested on the grant date and remaining options will be vested over two years.

On October 31, 2001, Phone1 Inc. enter into a loan agreement with GNB Bank (Panama) in the principal amount of $10.0 million, plus interest at rate of 10%. The GNB Loan is evidenced by an unsecured convertible promissory note ("GNB Note") that is due October 30, 2002 (the "Maturity Date"). Loan is guaranteed by the Company.

The principal and interest of the GNB Note is convertible, in whole or in part, either prior to or after the Maturity Date (if the loan and the note are not fully paid), as elected by GNB Bank into:

i. that number of shares of common stock or any other class of securities issued by the Company, having privileges or rights senior to the common stock, equal to the principal and interest accrued thereon under the Note that the GNB Bank elects to convert divided by:

              a) If GNB Bank has elected to convert the Loan and the Note in whole, such conversion price per share that results in granting to the GNB Bank such number of securities of the Company representing 12.5%, on a fully diluted basis, of the total issued and outstanding stock of the Company immediately after the conversion: and

               b) If GNB Bank has elected to convert the Loan and the Note in part, such conversion price per share that results in granting to the GNB Bank such number of securities of the Company representing the Partial Election Percentage: or

ii. That number of shares of common stock of the Company equal to the principal and interest accrued thereon under the Note that the GNB Bank elected to convert divided by 1.5.

On November 1, 2001 the Company repaid the $6.0 million loan, plus the accrued interest.

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

GENERAL

Phone1 Globalwide, Inc. formally known as Globaltron Corporation and as Win-Gate Equity Group, Inc., (the "Company") is a Delaware corporation, reincorporated in Delaware on September 25, 2001, was formally organized on May 17, 1996 in Florida, to initially locate and effect business combinations with existing businesses. On January 21, 2000, we consummated a stock purchase agreement with all of the shareholders of Globaltron Communications Corporation, a Delaware corporation ("GCC") whereby we acquired 100% of the outstanding GCC shares. As a result, GCC became our wholly owned subsidiary. On June 13, 2001, we acquired all of the outstanding common stock of Phone1, Inc., a telecommunications marketing company, for 12.0 million restricted shares of our common stock. As a result Phone1 become our wholly owned subsidiary.

We are a multinational facilities-based provider of integrated communications services in emerging markets to U.S.-based local and long distance telecommunications operators. On behalf of these U.S.-based operators, we transport voice and data services to our foreign networks. We currently operate six Points of Presence (POPs) located primarily in the United States and Latin America. Additionally, we maintain operating agreements that enable us to deliver similar services in many countries throughout the world using third party networks. Company also offer domestic and international long distance telephone calls from the United States to anywhere in the world from public payphones.

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

PLAN OF OPERATION

The Company intends to build a facilities-based international grade network outside the traditional settlement process to offer its customers low cost, highly reliable connectivity. The Company has initially focused on carrier wholesale termination by leveraging off of its current strategic agreements, U.S. carrier contracts, and network build-out. As our foreign operations become established, higher margin foreign traffic call origination is anticipated to increase. Globaltron currently is providing wholesale IP telephony services in Central and Latin America as well as in the Caribbean.

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

o Phone1. We intend to offer domestic and international long distance telephone calls from the United States to anywhere in the world, from public payphones at competitive consumer rates. The basic premise of this business is to offer coin-operated direct-dial international calls from payphones at one dollar per call. The minutes available per one dollar vary based on the intended destination of the call. We believe this business will offer a competitive alternative to prepaid cards that are highly used by ethnic minorities who, based upon market research, typically spend a disproportionate amount of their discretionary income on international calls, and often do so from payphones by utilizing $5 prepaid cards. The service is currently being offered in the South Florida and New York area on limited basis.

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

RESULTS OF OPERATIONS

The discussion below relates to results of operations for the six months ended September 30, 2001 and 2000.

Revenues for the six months ended September 30, 2001 and 2000 totaled and $ 1,318,300 and $1,540,700 respectively. Revenues from direct wholesale carrier termination sales of international voice and data telecommunications into the Company's foreign site Points of Presence (POPs) were $687,600 for the six months ended September 30, 2001 and $1,007,700 for the six months ended September 30, 2000. Phone1 revenues for the six months ended September 30, 2001 and 2000 totaled $ 59,800 and $0, respectively.

Arbitrage sales occur from packaging wholesale foreign termination rates from third-party carriers and reselling them to carriers that connect to one of the Company's domestic switch sites. The Company incurs no transport or foreign site termination costs with arbitrage sales as all inbound/outbound call switching is done within the Company's switch sites. For the six-month period ended September 30, 2001, arbitrage revenue totaled $ 570,900 and for the period ended September 30, 2000, arbitrage revenue totaled $476,000.

During the six month period ended September 30, 2001 and September 30, 2000, revenue from the resale of excess satellite bandwidth totaled $ -0- and $ 57,000, respectively.

Interest income for the period ended September 30, 2001 and September 30, 2000 totaled $8,500 and $26,500, respectively.

The Company has contracted with providers of telecommunications transport services and facilities to process call traffic over its national and international network. Such expenses, which include fixed recurring monthly costs and variable usage fees for termination costs, constitute 26% and 15% of the Cost of Goods Sold for the six month period ended September 30, 2001 and September 30, 2000, respectively.

Recurring costs represent approximately 72% and 85% of Cost of Goods Sold for the periods ended September 30, 2001 and 2000, respectively, and are commitments for transport services which will significantly decrease as a percentage of Cost of Goods Sold as the Company's network reaches its expected traffic capacity levels. The Company includes service commissions paid to foreign site operators, which comprise $44,200 or 2% of the total Cost of Goods Sold for the period ended September 30, 2001 and $7,200, or less then 1% of the total Cost of Goods Sold for the period ended September 30, 2000.

Selling, General, and Administrative (SG&A) expenses totaled $4,364,900 for the six month period ended September 30, 2001 and $4,665,400 for the six month period ended September 30, 2000. Approximately $1,900,200, or 44% of the total SG&A for the period ended September 30, 2001, and $1,309,500, or 28% of total SG&A for the period ended September 30, 2000, related to professional fees and was expensed during the respective six-month period. Legal and accounting related services comprised 36% and 69% of the total for this category for the period ended September 30, 2001 and September 30, 2000, respectively; and consulting fees was 17% of SG&A for the six month period ended September 30, 2001 compared to 12% for the same period in 2000. The increase in consulting fees was due to the Phone1 acquisition. Travel related expenses of $ 224,600, or 5% for the period ended September 30, 2001, and $233,600, or 5% of total SG&A for the period ended September 30, 2000. Salaries and wages were $745,200, or 17% for the period ended September 30, 2001, and $997,700, or 21% for the period ended September 30, 2000, of SG&A. Rent and occupancy expenses were $374,600, or 9% of total SG&A for the period ended September 30, 2001 and $387,100 or 8% of the total SG&A for the period ended September 30, 2000. Depreciation and amortization expense for the period ended September 30, 2001 was $1,532,000 and for the period ended September 30, 2000 the amount was $1,367,100. Amortization of Intangible assets, incurred as a result of the acquisition, was $ 2,928,000 and $236,000 for the period ended September 30, 2001 and 2000, respectively. Net interest expense for the six months ended September 30, 2001 was $523,900, and for the period ended September 30, 2000 was $396,000.

For the period ended September 30, 2001, the company incurred $600,000 losses due to settlement on contracts, $644,400 write off of assets and other losses for $392,300 compared to expenses of $1,203,600 related to foreign site operation for the period ended September 30, 2000. Total expenses for the six-month period ended September 30, 2001 were $13,525,700 producing a net loss before extraordinary gain of $12,207,500 for the six-month period ended September 30, 2001. Extraordinary gain on the extinguishments of debt for the period ended September 30, 2001 was $11,440,582. Total expenses for the six-month period ended September 30, 2000 were $9,588,000, producing a net loss of $8,047,200 for the six-month period ended September 30, 2000.

The discussion below relates to results of operations for the three months ended September 30, 2001 and 2000

Revenues for the three months ended September 30, 2001 and 2000 totaled $709,800 and $1,003,500 respectively. Revenues from direct wholesale carrier termination sales of international voice and data telecommunications into the Company's foreign site Points of Presence (POPs) were $344,300 for the three months ended September 30, 2001 and $670,500 for the three months ended September 30, 2000. Arbitrage sales occur from packaging wholesale foreign termination rates from third-party carriers anbd reselling them to carriers that connect to one of the Company's domestic switch sites. The Company incurs no transport or foreign site termination costs with arbitrage sales as all inbound/outbound call switching is done within the Company's switch sites, For the three-month period ended September 30, 2001, arbitrage revenue totaled $329,300 and for the period ended September 30, 200, arbitrage revenue totaled $310,200. Phone 1 revenue for the period ended September 30, 2001 was $36,200.

During the three month period ended September 30, 2001 and September 30, 2000, revenue from the resale of excess satellite bandwidth totaled $-0- and $22,800, respectively.

The Company has contracted with providers of telecommunications transport services and facilities to process call traffic over its national and international network. Such expenses, which include fixed recurring monthly costs and viarable usage fees for termination costs, constitute 12% and 18% of the Cost of Goods Sold for the three month period ended September 30, 2001 and September 30, 2000, respectively.

Recurring costs represent approximately 76% and 82% of Cost of Goods Sold for the periods ended September 30, 2001 and 2000, respectively, and are commitments for transport services which will significantly decrease as a percentage of Cost of Goods Sold as the Company's network reaches its expected traffic capacity levels. The Company includes service commissions paid to foreign site operators, which comprise $23,100, or 2% of the total Cost of Goods Sold for the period ended September 30, 2001 and $(23,300), or 2% of the total Cost of Goods Sold for the period ended September 30, 2000. The decrease in recurring costs and variable usage feew was due to cost containment and the shift in sales mix.

Selling, General, and Administrative (SG&A) expenses totaled $2,540,700 for the three month period ended September 30, 2001 and $2,731,100 for the three month period ended September 30, 2000. Approximately $1,192,700, or 47% of the total SG&A for the period ended September 30, 2001, and $522,400, or 19% of total SG&A for the period ended September 30, 2000, related to professional fees and was expensed during the respective three-month period. Legal and accounting related services comprised 35% and 86% of the total for this category for the period ended September 30, 2001 and September 30, 2000, respectively. The decrease was due to cost containment. Travel related expenses of $110,300, or 4% for the period ended September 30, 2001, and $94,000, or 3% of total SG&A for the period ended September 30, 2000. Salaries and wages were $379,100, or 15% for the period ended September 30, 2001, and $439,500, or 16% for the period ended September 30, 2000, of SG&A the decrease was due to cost containment. Rent and occupancy expenses were $151,800, or 6% of total SG&A for the period ended September 30, 2001 and $198,400 or 7% of the total SG&A for the period ended September 30, 2000. Depreciation and amortization expense for the period ended September 30, 2001 was $788,900 and for the period ended September 30, 2000 the amount was $878,100. Amortization of Intangible assets, incurred as a result of the acquisition, was 2,475,500 and $141,700 for the period ended September 30, 2001 and 2000, respectively. Net interest expense for the quarter ended September 30, 2001 was $208,800 and for the period ended September 30, 2000 was $242,700. total expenses for the three month period ended September 30, 2001 were $9,174,226 producing a net loss before extraordinary gain of $8,464,452 for the three month period ended September 30, 2001. Extraordinary gain on the extinguishments of debt for the period ended September 30, 2001 was $4,203,741. Total expenses for the three-month period ended September 30, 2000 were $5,815,600, producing a net loss of $4,812,000 for the three month period ended September 30, 2000

LIQUIDITY AND CAPITAL RESOURCES

General

Liquidity and Capital Resources

As of September 30, 2001, we were operating six Points of Presences (POPs). The costs associated with the initial construction and operation of a network such as ours may vary, primarily due to market variations in geographic and demographic characteristics and the types of construction technologies, which can be used to deploy the network. As we develop and roll out Phone1 services in each of our markets, additional capital expenditures, marketing and net operating costs will be incurred. The amount of these costs will vary, based on the number of payphone served and the actual services provided.

We are incurring negative cash flows due, in major part, to the funding requirements for working capital, network construction, or development, marketing and voice services. Through September 30, 2001, we invested approximately $15 million in network and telecommunications equipment. We expect we will continue to incur negative cash flow for at least two years. We make no assurances that our networks or any of our other services will ever provide a revenue base adequate to sustain profitability or generate positive cash flow. We estimate that during fiscal year 2001, the amount of capital required for implementation of our integrated networks, marketing and other services, and to fund negative cash flow, including interest payments, will be significant.

Developing and enhancing services, marketing and networks will also require capital expenditures. The funding of these expenditures is dependent upon the Company's ability to raise substantial equity and debt financing. We are actively seeking additional funding from a variety of sources, including potential issuances of our securities in one or more private transactions. However, we make no assurances that we will be able to obtain such financing or, if obtained, that it will be on terms profitable to us.

Equipment Financing Agreements

On September 30, 2001, the Company entered into an agreement with a vendor. The Company paid $1.0 million in cash and signed a $2,000,000.00 promissory note bearing an interest rate of 8.5% to the vendor for full and complete satisfaction of the outstanding obligations to the vendor. The Note and the accrued interest will be paid in four (4) quarterly installments on December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002. The Note is secured by a lien on the vendor's equipment and a guaranty of the Company. The invoice amounts of the obligations were approximately $6.5 million. The Company recorded an extraordinary gain due to the settlement of the debt for its second quarter ended September 30, 2001.

LOANS FROM GNB BANK

 On July 31, 2001 Phone1 Inc., entered into a loan with GNB Bank (Panama) in the principal amount of $2.0 million, plus interest at Citibank N.A.'s prime plus 2%. Payment of the outstanding obligations is due on September 17, 2001. The proceeds from the loan were use for working capital.

On September 28, 2001 the Company repaid the $2.0 million loan, plus the accrued interest.

On September 28, 2001 Phone1 Inc. enter into a loan agreement with GNB Bank (Panama) in the principal amount of $6.0 million, plus interest at rate of 10%. The GNB Loan is evidenced by an unsecured convertible promissory note ("GNB Note") that is due September 27, 2002 (the "Maturity Date"). Loan is guaranteed by the Company.

The principal and interest of the GNB Note is convertible, in whole or in part, either prior to or after the Maturity Date (if the loan and the note are not fully paid), as elected by GNB Bank into:

i. That number of shares of common stock or any other class of securities issued by the Company, having privileges or rights senior to the common stock, equal to the principal and interest accrued thereon under the Note that the GNB Bank elects to convert divided by:

                a) If GNB Bank has elected to convert the Loan and the Note in whole, such conversion price per share that results in granting to the GNB Bank such number of securities of the Company representing 7.5%, on a fully diluted basis, of the total issued and outstanding stock of the Company immediately after the conversion: and

                b) If GNB Bank has elected to convert the Loan and the Note in part, such conversion price per share that results in granting to the GNB Bank such number of securities of the Company representing the Partial Election Percentage: or

ii. That number of shares of common stock of the Company equal to the principal and interest accrued thereon under the Note that the GNB Bank elected to convert divided by 1.5.

On November 1, 2001 the Company repaid the $6.0 million loan, plus the accrued interest.

On October 31, 2001, Phone1 Inc. entered into a loan agreement with GNB Bank (Panama) in the principal amount of $10.0 million, plus interest at rate of 10%. The GNB Loan is evidenced by an unsecured convertible promissory note ("GNB Note") that is due October 30, 2002 (the "Maturity Date"). Loan is guaranteed by the Company.

The principal and interest of the GNB Note is convertible, in whole or in part, either prior to or after the Maturity Date (if the loan and the note are not fully paid), as elected by GNB Bank into:

i. that number of shares of common stock or any other class of securities issued by the Company, having privileges or rights senior to the common stock, equal to the principal and interest accrued thereon under the Note that the GNB Bank elects to convert divided by:

              a) If GNB Bank has elected to convert the Loan and the Note in whole, such conversion price per share that results in granting to the GNB Bank such number of securities of the Company representing 12.5%, on a fully diluted basis, of the total issued and outstanding stock of the Company immediately after the conversion: and

               b) If GNB Bank has elected to convert the Loan and the Note in part, such conversion price per share that results in granting to the GNB Bank such number of securities of the Company representing the Partial Election Percentage: or

ii. That number of shares of common stock of the Company equal to the principal and interest accrued thereon under the Note that the GNB Bank elected to convert divided by 1.5.

Jamie Gilinski, Chairman of the Board of the Company, is also the Chairman of GNB Bank (Panama) S.A.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently parties to routine litigation incidental to our business, none of which, individually or taken together, are expected to have a material adverse effect on us or our operations.

Item 2.  Changes in Securities and Use of Proceeds


On September 30, 2001, the Company entered into an agreement with a telecommunication product and services vendor, under the settlement the Company and the vendor mutually agree to jointly resolve any claims that any of them may have related to, or arising, directly or indirectly, from certain licensing agreement that was sign among the parties. The Company paid $75,000.00 in cash and issued 300,000 of Common Stock. The vendor will have a put option against the Company for 10 consecutive days starting from August 31, 2002 to require the Company to purchase 100,000 of the Company's shares held by the vendor for a purchase price of $2 per share. In addition, the Company will have a call option at anytime until August 31, 2002, to buy 100,000 of the Company's shares held by the Vendor at an adjusted purchase price of $2 per share, irrespective of the price of the stock in the public market. The Company will pay the vendor an additional $75,000 on April 1, 2002, if the average closing price of the Company's stock does not reached $2 per share for a period of twenty consecutive days between January 1, 2002 and March 31, 2002.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Following proposals were presented and approved by the Shareholders owning approximately 71.5% of the outstanding common stock of the Company as of August 28, 2001 and were effected as of September 25, 2001.

    o To elect five directors to serve until our next annual shareholders' meeting,

    o To ratify Grant Thornton LLP as our Independent Certified Public Accountants,

    o To Amend our Articles of Incorporation to change our corporate name from Globaltron Corporation to Phone 1Globalwide, Inc. and increasing the number of our authorized shares to 200,000,000 shares of Common Stock and 100,000,000 shares of Preferred Stock, and

    o To Reincorporate in Delaware (the "Reincorporation"), which was accomplished through a merger of Globaltron into Phone 1Globalwide, Inc., a newly formed wholly-owned Delaware subsidiary of Globaltron ("Phone 1Global"), with Phone1 Globalwide surviving the merger. The reincorporation resulted in the Company's name being changed to "Phone1 Globalwide, Inc., increasing the authorized number of shares of Common Stock to 200,000,000 shares and of Preferred Stock to 100,000,000 shares.

Item 5. Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)  Exhibits
     --------

2.12     Stock Purchase Agreement between Win-Gate Equity Group, Inc. and the Shareholders of Globaltron
         Communications Corporation dated January 21, 2000.  (1)
2.2      Certificate of Merger between Phone 1Globalwide, Inc., a Florida corporation and Phone1Globalwide Inc., a Delaware corporation(16)
2.3      Plan and Agreement of Merger between Phone 1Globalwide, Inc., a Florida corporation and Phone1Globalwide
         Inc., a Delaware corporation(16)
3.1.1    Articles of Incorporation of Win-Gate Equity Group, Inc.  (2)
3.1.2    Articles of Amendment to the Articles of Incorporation.  (13)
3.1.3    Certificate of Designation for the Series A 8% Convertible Preferred Stock(15)
3.1.4    Certificate of Incorporation of Phone1Globalwide, Inc.(16)
3.2.1    By-Laws of Win-Gate Equity Group, Inc.  (2)
3.2.2    Bylaws of Phone1Globalwide Inc.
4.1      Specimen Common Stock Certificate.  (2)
10.1     Forms of Subscription Documentation for Prospective Investors.  (2)
10.2.1   Win-Gate Equity Group, Inc. 1996 Stock Option Plan.  (2)
10.2.2   Globaltron Corporation's 2000 Stock Incentive Plan.(12)
10.2.3   Amendment Number One to Globaltron Corporation's 2000 Stock Incentive Plan(16)
10.3     Loan Agreement.  (2)
10.4     Loan Agreement dated February 29, 2000 by and among Win-Gate Equity Group, Inc., Globaltron
         Communications Corporation and GNB Bank Panama, S.A.  (4)
10.5     Letter Agreement dated February 29, 2000 between Gary D. Morgan and GNB Bank Panama, S.A.  (4)
10.6     Loan Agreement dated July 26, 2000 between Win-Gate Equity group, Inc. and Arthur E. Lipson, Trustee.
         (5)
10.7     Equipment Financing Proposal dated August 23, 1999 between Globaltron Communications Corporation and
         Lucent Technologies.  (5)


10.8     Master Conditional Sale Agreement dated September 15, 1999 between Globaltron Communications
         Corporation and Lucent Technologies.  (5)
10.9     Term Sheet dated June 23, 2000 between Globaltron Communications Corporation and Italtel SPA.  (5)
10.10    Equipment Financing Agreement dated October 25, 1999 between Globaltron Communications Corporation and
         Cisco Systems Capital Corporation.  (5)
10.11    Soft Cost Financing Agreement dated October 25, 1999 between Globaltron Communications Corporation and
         Cisco Systems Capital Corporation.  (5)
10.12    Equipment Financing Agreement dated January 24, 2000 between Globaltron Communications Corporation and
         Cisco Systems Capital Corporation.  (5)
10.13    Term Sheet dated July 13, 2000 between Globaltron Communications Corporation and Tropico Sistemas e
         Telecomunicacoes S.A.  (5)
10.14    Term Sheet dated July 11, 2000 between Globaltron Communications Corporation and CPqD Technologies.  (5)
10.15    Equipment Financing Agreement dated June 23, 2000 between Globaltron Communications Corporation and
         Gallant Capital & Finance, LLC.  (5)
10.16    Term Sheet dated June 13, 2000 between Win-Gate Equity Group, Inc. and ECI Telecom Ltd.  (5)
10.17    Executive Employment Agreement between Globaltron Communications Corporation and Gary Stukes. (5)
10.21    Satellite Bandwidth Agreement dated November 9, 1999 between Globaltron Communications
         Corporation and Satelites Mexicanos, S.A. de C.V. (5)
10.22    Contract of Sale dated November 9, 1999 between Globaltron Communications Corporation and
         Owners of 64% of Startcomm Corporation.  (5)
10.23    Amendment dated September 27, 2000 to the Loan Agreement dated February 29, 2000 among Win-Gate Equity
         Group, Inc., Globaltron Communications Corporation and GNB Bank S.A.  (6)
10.24    Letter Agreement dated September 27, 2000 from Gary D . Morgan to GNB Bank Panama S.A.  (6)
10.25    Letter Agreement dated September 27, 2000 from Win-Gate Equity Group, Inc. to GNB Bank Panama S.A. re:
         Transfer and Voting Matters.  (6)
10.26    Stock Purchase Agreement dated September 27, 2000 between Gary D. Morgan and Tremaine Trading Co.  (7)
10.27    Employment Agreement between Win-Gate Equity Group, Inc. and Kevin P. Fitzgerald dated September 27,
         2000.  (7)
10.28    Loan Agreement dated September 27, 2000 between Win-Gate Equity Group, Inc., Globaltron Communications
         Corporation, Gary D. Morgan and Colpafinsa S.A.  (7)
10.29    Pledge Agreement dated September 27, 2000 between Gary D. Morgan and Colpafinsa S.A.  (7)
10.30    Stock Purchase Agreement dated April 11, 2000 between Win-Gate Equity Group, Inc. and Oriental Allied
         Holdings Ltd.  (7)
10.31    Pledge and Security Agreement dated April 11, 2000 between Win-Gate Equity Group, Inc. and Oriental
         Allied Holdings Ltd.  (7)


10.32    Settlement Agreement dated November 21, 2000 among Globaltron Corporation, Globaltron Communications
         Corporation and Atlas Communications, Ltd.  (8)
10.33    Agreement to Settle Promissory Note dated December 7, 2000 by and among International Investments
         Communications, Ltd., Globaltron Communications Corporation and Gary Morgan.  (Exhibit omitted)  (9)
10.34    Second Amendment dated as of December 5, 2000, but effective on October
         24, 2000, to the Loan Agreement dated as of February 29, 2000, as amended September 27, 2000 by and among Globaltron Corporation, formerly known as Win-Gate Equity Group, Inc., Globaltron
         Communications Corporation and GNB Bank S.A.
         (exhibits omitted) (11)
10.35    Pledge and Security Agreement dated as of November 21, 2000 between Gary D. Morgan and Arthur Lipson, trustee, with GNB Bank (Panama) S.A. and Colpafinsa S.A. as joinders to the Agreement.  (11)
10.36    Amendment dated as of December 5th, 2000, but effective as of October 24, 2000, to a certain Loan
         Agreement, dated as of September 27, 2000, by and among Globaltron Corporation, formerly known as
         Win-Gate Equity Group, Inc., Globaltron Communications Corporation, Gary D. Morgan as Guarantor and
         Colpafinsa S.A.  (10)
10.37    Common Stock Purchase Agreement dated May 15, 2001 between Globaltron Corporation and the shareholders of Phone 1, Inc.(14)
10.38    Pledge and Security Agreement dated May 15, 2001 between Globaltron Corporation and the shareholders of
         Phone 1, Inc.(14)
21       List of subsidiaries of Globaltron Corporation (15)
----------

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

(15)     Filed as an exhibit to the Company's Annual Report on Form 10-KSB (File No. 333-05188-A) as filed with the Securities and Exchange Commission on June 29, 2001.

(16)     Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 333-05188-A), as filed with the Securities and Exchange Commission on November 14, 2001.


(b)      Reports on Form 8-K.

         Date of Report             Items Reported                     Description
         --------------             --------------                     -----------

         August 22, 2001            Item 2 and Item 7                  Financial Statements, Pro Forma Financial
                                                                       Statements

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2001

Phone1 Globalwide, Inc.

By: /s/ Syed Naqvi
    -------------------------------------
    Syed Naqvi, Chief Financial Officer