Form 10QSB
period 2001-12-31
PHONE1GLOBALWIDE INC
filed 2002-02-13
CIK 1017837

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                           Commission File No. 0-23199

                             PHONE1 GLOBALWIDE, INC.
                            ------------------------
              (Exact Name of Small Business Issuer in Its Charter)



          Delaware                                            65-0669842
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

State the number of shares outstanding of each of the issuer's class of common equity, as of February 13, 2002:41,078,702

Transitional Small Business Disclosure Format: Yes [ ] No [ ]

                    PHONE1 GLOBALWIDE, INC. AND SUBSIDIARIES

                                      INDEX

PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
         December 31, 2001 (unaudited) and March 31, 2001                              3

         Unaudited Consolidated Statements of Operations for the nine months and
         three months ended December 31, 2001 and 2000                                 4

         Unaudited Consolidated Statements of Cash Flows for the
         nine months ended December 31, 2001 and 2000                                  5-6

         Notes to Consolidated Financial Statements                                    7-9

Item 2.  Management's Plan of Operation                                                9-14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                             14

Item 2.  Changes in Securities and Use of Proceeds                                     14

Item 3.  Default Upon Senior Securities                                                14

Item 4.  Submission of Matters to a Vote of Security Holders                           14

Item 5.  Other Information                                                             14

Item 6.  Exhibits and Reports on Form 8-K                                              14-16

SIGNATURES                                                                             17

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

                     PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

            December 31, 2001(Unaudited) and March 31, 2001(Audited)



                                     ASSETS

                                                                               December31, 2001      March 31, 2001
                                                                               ----------------      --------------
Current assets
   Cash                                                                         $    943,440          $    643,886
   Accounts receivable, less allowance for doubtful accounts of
   $205,944 and $87,122 at December 31, 2001 and March 31, 2001,                     400,054               294,979
   Prepaid expenses and other current assets                                         289,727               127,321
                                                                                ------------          ------------

          Total current assets                                                  $  1,633,221          $  1,066,186

Property and equipment, net                                                        9,971,743            11,739,573
Equipment to be returned to vendor                                                        --             4,200,000
Intangible assets                                                                 23,769,787                    --
Deposits and other                                                                 1,670,794               440,734
                                                                                ------------          ------------

          Total assets                                                          $ 37,045,545          $ 17,446,493
                                                                                ============          ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
   Accounts payable                                                             $    678,365          $  1,117,582
   Convertible loan payable to bank                                               10,000,000             4,000,000
   Note payable                                                                    1,500,000                    --
   Equipment note payable, current portion                                                --             6,759,496
   Capital lease obligations, current portion                                             --             4,324,852
   Accrued expenses and other current liabilities                                  1,210,767             2,160,844
                                                                                ------------          ------------

          Total current liabilities                                             $ 13,389,132          $ 18,362,774

Long-term capital lease obligation, net of current portion                                --             2,028,020

Equipment note payable, net of current portion                                            --             6,750,000

Stockholders' equity
   Series A Preferred stock, par value of $.001, 10,000,000                               --
   shares authorized, 9,000,000 shares and no shares of
   preferred stock issued and outstanding as of December 31, 2001 and
   March 31, 2001, respectively                                                 $      9,000
    Common stock, par value of $.001, 200,000,000 shares
    authorized, 41,078,702 and 28,690,702 shares issued and
    outstanding as of December 31, 2001 and March 31, 2001, respectively              41,078                28,690
   Additional paid-in capital                                                     83,306,298            42,657,123
   Accumulated deficit                                                           (59,699,963)          (52,380,114)

                                                                                ------------          ------------
            Total stockholders' equity (deficit)                                  23,656,413            (9,694,301)
                                                                                ------------          ------------
            Total liabilities and stockholders' equity                          $ 37,045,545          $ 17,446,493
                                                                                ============          ============


The accompanying notes are an integral part of this statement.

                    PHONE1 GLOBALWIDE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

      For the Three Months and Nine Months Ended December 31, 2001 and 2000

                                                          Nine Months Ended                     Three Months Ended
                                                    ------------------------------        ------------------------------
                                                    December 31,       December 31,       December 31,       December 31,
                                                        2001              2000               2001               2000
                                                    -----------        -----------        -----------        -----------
Revenue                                               2,240,615          2,032,767            922,349           491,945

Expenses
   Cost of sales                                      3,510,105          3,689,077          1,171,633          1,176,416
   General and administrative                         7,074,806          6,691,789          2,709,822          2,026,424
   Depreciation and amortization                      2,301,246          2,371,142            769,740          1,004,087
   Goodwill and intangibles amortization              5,376,826            891,638          2,448,848            655,506
   Settlement of service agreement                      725,000                 --            125,000                 --
                                                    -----------        -----------        -----------        -----------
         Operating loss                             (16,747,368)       (11,610,879)        (6,302,694)        (4,370,488)

Other income (expense)
  Interest, net                                        (765,404)        (1,708,491)          (241,549)        (1,312,493)
  Amortization of deferred loan costs                        --        (13,008,435)                --        (12,597,642)
  Settlement of service agreement                            --         (1,350,000)                --         (1,350,000)
  Loss on investment in interloop                            --         (2,137,894)                --         (2,137,894)
  Reserve on deposit                                         --           (500,000)                --           (500,000)
  Loss on write down of fixed assets                   (644,438)                --                 --                 --
  Other losses                                         (401,005)                --             (8,719)                --
  Other expenses                                       (202,216)          (370,569)                --           (370,569)
                                                    -----------        -----------        -----------        -----------
Loss before provision for income taxes              (18,760,431)       (30,686,268)        (6,552,962)       (22,639,086)
and extraordinary items

Income tax benefit                                           --                 --                 --                 --
                                                    -----------        -----------        -----------        -----------

Loss before extraordinary items                     (18,760,431)       (30,686,268)        (6,552,962)       (22,639,086)
Extraordinary gain on extinguishment of debt         11,440,582                 --                 --                 --
                                                    -----------        -----------        -----------        -----------
NET LOSS                                             (7,319,849)       (30,686,268)        (6,552,962)       (22,639,086)
                                                    ===========        ===========        ===========        ===========

Basic earnings (loss) per common share:
   Loss from continuing operations before
     extraordinary gain                                    (.51)             (1.64)              (.17)             (1.15)

   Extraordinary gain on extinguishments
     of debt                                                .30                 --                 --                 --
                                                    -----------        -----------        -----------        -----------
     Basic earnings (loss) per share                $      (.21)             (1.64)              (.17)             (1.15)
                                                    ===========        ===========        ===========        ===========
Diluted earnings (loss) per common shares:
     Loss before extraordinary gain                 $      (.51)             (1.64)              (.17)             (1.15)

     Extraordinary gain on extinguishments of
       debt                                                 .30                 --                 --                 --
                                                    -----------        -----------        -----------        -----------

     Diluted earnings (loss) per share              $      (.21)             (1.64)              (.17)             (1.15)
                                                    ===========        ===========        ===========        ===========

Average shares of common stock outstanding:
      Basic                                          37,681,960         18,666,006         41,078,702         19,682,724
      Diluted                                        37,681,960         18,666,006         41,078,702         19,682,724
                                                    ===========        ===========        ===========        ===========


Note: Loss per share calculations include provisions for Series A Preferred Stock dividend in the amount of $ 280,000 for the three months ended December 31, 2001 and $ 560,000 for the nine months ended December 31, 2001.

The accompanying notes are an integral part of this statement.

                    PHONE1 GLOBALWIDE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2001 and 2000


                                                                                Nine Months Ended
                                                                      December 31, 2001   December 31, 2000
                                                                      -----------------   -----------------
Cash flows from operating activities
   Net Income (loss)                                                    $ (7,319,849)        (30,686,268)
   Adjustments to reconcile net loss to net cash used
     in operating activities
     Gain on extinguishing debt                                          (11,440,582)                 --
     Professional services paid for in common stock                           96,000              48,000
     Loss on settlement of service agreement                                 525,000           1,300,000
     Loss on fair value of interloop                                              --           2,137,895
     Loss on write down of fixed assets                                      644,438             837,546
     Reserve for deposits                                                         --             500,000
     Other losses due to write downs                                         396,502                  --
     Depreciation and amortization                                         2,301,246           3,262,780
     Amortization on deferred loan costs                                          --          13,008,435
     Intangible amortization                                               5,376,826                  --
     Provision for bad debts                                                 217,218             256,109
     Changes in assets and liabilities, net of effects of
      purchase of Phone 1:
        Increase in accounts receivable                                     (308,747)           (312,424)
        Increase in prepaid expenses and other current assets               (326,695)           (177,955)
        Increase in deposits and other assets                               (354,673)           (361,759)
       (Decrease)increase in accounts payable                               (245,763)          1,130,783
        Increase in accrued expenses and other liabilities                   478,630             712,221
                                                                        ------------        ------------

                   Net cash used in operating activities                  (9,960,449)         (8,344,637)
                                                                        ------------        ------------
Cash flows from investing activities
   Acquisitions of interloop                                                      --             (46,000)
   Acquisitions of property and equipment                                 (1,732,261)           (113,771)
   Acquisition of Phone1, net of cash acquired                               (37,017)                 --
   Investment in joint venture                                              (350,000)                 --
                                                                        ------------        ------------

                   Net cash used in investing activities                  (2,119,278)           (159,771)

Cash flow from financing activities:
    Proceeds from sale of stock                                           10,078,000                  --
    Proceeds from loans                                                   20,450,000           5,900,000
    Settlement of debt                                                    (3,002,936)                 --
    Payment on capital lease obligations                                  (1,000,000)                 --
    Payment on loans                                                     (13,500,000)         (1,200,000)
    Payment on note payable                                                 (500,000)                 --
    Proceeds from private placement                                               --          10,000,000
    Advance made to Phone1 prior to acquisition                             (145,783)                 --
                                                                        ------------        ------------
                  Net cash from financing activities                      12,379,281          14,700,000
                                                                        ------------        ------------

Net Increase in cash                                                         299,554           6,195,592

Cash at beginning of period                                                  643,886           4,055,992
                                                                        ------------        ------------

Cash at end of period                                                        943,440          10,251,584
                                                                        ============        ============
Supplemental disclosure of cash flow information:
   cash paid during the period for:
      Taxes                                                                       --                  --
                                                                        ============        ============
       Interest                                                              507,507              55,767
                                                                        ============        ============


The accompanying notes are an integral part of this statement

For the nine months ended December 31, 2001, the Company entered into the following non-cash transactions:

On October 22, 2001, the Company granted 300,000 options to two consultants. Pursuant to FAS 123, the Company recorded a portion of the fair value of the stock option as compensation expense which amounted to approximately $ 52,000.

On September 30, 2001 the Company and GCC entered into an agreement with a telecommunications product and services vendor pursuant to which the Company, GCC and the vendor mutually agree to jointly resolve any claims that any of them may have related to, or arising, directly or indirectly, from certain licensing agreement that was signed among the parties. GCC paid $75,000.00 in cash and the Company issued 300,000 shares of its Common Stock. The vendor has a put option against GCC for 10 consecutive days starting on August 31, 2002 to require GCC to purchase 100,000 of the Company's Common Stock held by the vendor for a purchase price of $2 per share, if during the period comprised between April 1, 2002 and August 31, 2002, the closing price of the Common Stock of the Company does not reach an average closing price of $2 or more per share during a period of thirty consecutive trading days. In addition, either GCC or the Company has a call option exercisable at any time until August 31, 2002, to buy 100,000 of the Company's shares held by the vendor at an adjusted purchase price of $2 per share, irrespective of the price of the stock in the public market. GCC will pay the vendor an additional $75,000 on April 1, 2002, if the average closing price of the Company's stock does not reach $2 per share for a period of twenty consecutive trading days between January 1, 2002 and March 31, 2002.

On September 30, 2001, the Company entered into an agreement with a vendor to resolve claims between the parties. The Company paid $1.0 million in cash and signed a $2.0 million promissory note to the vendor, for full and complete satisfaction of the outstanding obligations to the vendor.

On June 14, 2001, GNB Bank converted its outstanding convertible loan of $4.0 million into 4.0 million shares of Series A 8% Convertible Preferred Stock on a one-share-for-$1.00 basis.

On June 13, 2001,the Company acquired all the outstanding shares of Phone1, Inc., a telecommunications marketing company. As part of the agreement, the Company issued 12 million restricted shares of common stock.

On June 26, 2001, the Company entered into an agreement with a vendor. The Company returned $4,197,064 of equipment and paid $3,002,936 in cash for full and complete satisfaction of the outstanding obligations to the vendor.

The Company issued 48,000 shares of restricted common stock for professional services provided to it.

For the nine months ended December 31, 2000, the Company entered in the following non-cash transactions:

The Company transferred its equity interest in Startcomm Corporation. As part of the consideration paid, the buyer undertook to indemnify and hold the Company harmless from any claims, including attorney fees or advisor fees incurred by the Company, of any nature arising from or relating to any guarantee or undertakings the Company to any third party or to Startcomm with respect to Startcomm's operations, business or liabilities. Additionally, Startcomm transferred certain equipment to the Company in exchange for the cancellation of invoices due by Startcomm to the Company.

In connection with a finder's fee, loan costs of approximately $25 million were incurred through the selling of Company stock by the principal stockholder at less than fair value.

The Company purchased 73.4% of Interloop Americas, Inc. and certain subsidiaries for 1,000,000 shares of Company stock and a $7 million note payable. Subsequent to the nine month ending December 31, 2000 the purchase agreement was rescinded. As a result, the note was voided and the stock certificate for 1.0 million shares of common stock was cancelled.

The Company purchased approximately $12 million of equipment using capital leases.

The accompanying notes are an integral part of this statement.

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Generally accepted accounting standards also require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclose contingent assets and liabilities at the date of the financial statements. Significant estimates include those made for the allowance for uncollectible accounts, and contingencies. Actual results could differ from those estimates. Operating results for the nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

NOTE B - OPERATIONS OF THE COMPANY

Phone1Globalwide, Inc. formerly known as Globaltron Corporation and prior as Win-Gate Equity Group, Inc. (the Company), was reincorporated as a Delaware corporation on September 25, 2001. The Company was initially organized on May 17, 1996 in Florida, to locate and effect business combinations with existing businesses. Unless otherwise provided herein, references to the Company shall mean the Company and its subsidiaries.

The Company is a multinational facilities-based provider of integrated communications services in emerging markets to U.S.-based local and long distance telecommunications operators. On behalf of these U.S.-based operators, we transport voice and data services to our foreign networks. We currently operate seven Points of Presence (POPs) located primarily in the United States and Latin America. Additionally, the Company maintains operating agreements that enable us to deliver similar services in many countries throughout the world using the third party networks. Company also offers domestic and international long distance telephone calls from the United States to anywhere in the world from public payphones. Company also intends to offer local dial up, long distance and internet access to retail and commercial customers through Phone 1 Smart LLC, a joint venture between the Company and MTG Interconnection.

NOTE C - LOANS PAYABLE, COMMITMENTS AND CONTINGENCIES

GNB Bank Loans

On September 28, 2001, Phone1 Inc. entered into a loan agreement with GNB Bank (Panama) in the principal amount of $6.0 million, plus interest at rate of 10%. The GNB Loan is evidenced by an unsecured convertible promissory note (GNB Note) that is due September 27, 2002 (the Maturity Date). The loan is guaranteed by the Company. The principal and interest of the Loan and the Note is convertible, in whole or in part, either prior to or after the Maturity Date (if the loan and the note are not fully paid.)

On November 1, 2001 the Company repaid the $6.0 million loan, plus the accrued interest.

On October 31, 2001, Phone1 Inc. entered into a loan agreement with GNB Bank (Panama) in the principal amount of $10.0 million, plus interest at rate of 10%. The GNB Loan is evidenced by an unsecured convertible promissory note (GNB Note) that is due October 30, 2002 (the Maturity Date). Loan is guaranteed by the Company.

The principal and interest of the GNB Note is convertible, in whole or in part, either prior to or after the Maturity Date (if the loan and the note are not fully paid), as elected by GNB Bank into:

i. that number of shares of common stock or any other class of securities issued by Phone 1, having privileges or rights senior to the common stock, equal to the principal and interest accrued thereon under the Note that the GNB Bank elects to convert divided by:

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

Jaime Gilinski, the Company's Chairman of the Board, is also the Chairman of GNB Bank (Panama) S,A.

NOTE D - NOTE PAYABLE

On September 30, 2001, the Company entered into an agreement with a vendor. The Company paid $1.0 million in cash and signed a $2.0 million promissory note bearing an interest rate of 8.5% to the vendor for full and complete satisfaction of the outstanding obligations to the vendor. The note and the accrued interest will be paid in four (4) quarterly installments on December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002. The note is secured by a lien on the equipment in our possession and a guaranty of payment by the Company up to $1.5 million.

On December 31, 2001, the Company made the first quarterly installment of $500,000, plus accrued interest.

NOTE E - COMMITMENTS AND CONTINGENCIES

On November 16, 2001, the Company entered into a joint venture with MTG Interconnection LC ("MTG"), a Florida limited liability company, to form Phone1 Smart, a Delaware limited liability company ("Phone1 Smart"). The Company contributed $100,000 in cash for 51% of Phone1 Smart and MTG contributed certain intangible assets and services in return for a 49% interest. Available cash, after payment of all expenses and obligations and allocation for reserves of Phone1 Smart, will first be used to pay any outstanding loans and accrued interest and then allocated to MTG until it has received the aggregate amount of $2.4million.

On July 24, 2001, Phone1 Inc., a wholly-owned subsidiary, entered into a 10-year agreement with Protel, Inc., a leading manufacturer and distributor of intelligent electronic assemblies for payphones, under which Phone1 has exclusive access to custom firmware technology designed to enhance Phone1's coin-operated international long distance services. In addition to the exclusive use of the firmware technology, Phone1 has been granted licensing rights to use Protel's proprietary answer detection technology and its ExpressNet(R) and Panorama(R) software upgrades. Under this agreement, Phone1 is required to maintain a minimum inventory of five thousand custom products.

On June 28, 2001, the Company entered into a billing software licensee agreement with a vendor. Under the agreement, the vendor granted the Company a non-exclusive, non-transferable license to use their software. The Company is required to pay the vendor $760,000 at a rate of $21,000 per month for a period of 36 months. The Company will pay up to additional $1.7 million to the vendor if the Company reached certain revenue milestones. The first time that any such fees will be due to the vendor shall be 18 months from the agreement date.

NOTE F - INVESTMENT IN JOINT VENTURE

On November 16, 2001, the Company entered into a joint venture with MTG to form Phone1 Smart. The Company contributed $100,000 in cash for 51% of Phone1 Smart and MTG contributed certain intangible assets and services in return for a 49% of the interest. Available cash, after payment of all expenses and obligations and allocation for reserves of Phone1 Smart, will first be used to pay any outstanding loans and accrued interest and then allocated to MTG until it has received the aggregate amount of $2.4million.

NOTE G - ISSUANCE OF STOCK OPTIONS

On October 22, 2001, the Company granted total of 475,000 options to three employees and two consultants. The exercise price of the options was the closing price as of October 22, 2001. Twenty-five percent of the options were fully vested on the grant date and remaining options will be vested over two years.

On December 3, 2001, one of the above consultants was hired as a full time employee. Pursuant to FAS 123, transactions in which an entity issues its equity instruments to acquire goods or services from non-employees must be accounted for based on fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As of December 31, 2001, the Company recorded approximately $52,000 as compensation expense for the stock options granted to consultants.

On January 28, 2002, the Company granted 50,000 options to an employee. The strike price of the options was the closing price as of January 28, 2002.

NOTE H - RECENTLY ISSUED ACCOUNTING STANDARDS

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

o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

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

The Company will continue to amortize goodwill and intangible assets recognized prior to July 1, 2001, under its current method until April 1, 2002. By March 31, 2003, the Company will have completed a transitional fair value based impairment test of goodwill as of April 1, 2002. By June 30, 2002, the Company will have completed a transitional impairment test of all intangible assets with indefinite lives. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended June 30, 2002, as a cumulative effect of a change in accounting principle.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. The Company expects to adopt this statement for the fiscal year ending March 31, 2003, and does not anticipate that it will have a material impact on the Company's consolidated financial results.

NOTE I - SUBSEQUENT EVENTS

On January 28, 2002, the Board of Directors appointed a three member audit committee.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Financial Statements included elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.

Certain statements in this Form 10-QSB are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities
Act), Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words may, will, should, expect, anticipate, estimate, believe, intend, or project or the negative of these words or other variations on these words or comparable terminology. This report contains forward-looking statements that address, among other things, our financing plans, regulatory environments in which we operate or plan to operate, trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations and acquisition opportunities. These statements may be found under Management's Plan of Operation, as well as in this Form 10-QSB generally. Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include Cautionary Statements (the Cautionary Statements), without limitation: the Company's ability to raise capital; the Company's ability to execute its business strategy in a very competitive environment; the Company's degree of financial leverage; risks associated with acquisitions and the integration thereof; risks associated with rapidly developing technology and providing services over the Internet; regulatory considerations and risks related to international economies; risks related to market acceptance of, and demand for, the Company's products and services; continued relations with and pricing dependence on third party suppliers; the impact of competitive services and pricing; and other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligations to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

Phone1 Globalwide, Inc. formerly known as Globaltron Corporation and as Win-Gate Equity Group, Inc. (the Company), was reincorporated as a Delaware corporation on September 25, 2001. The Company was initially organized on May 17, 1996 in Florida, to locate and effect business combinations with existing businesses.

On January 21, 2000, we consummated a stock purchase agreement with all of the shareholders of Globaltron Communications Corporation, a Delaware corporation
(GCC) whereby we acquired 100% of the outstanding GCC shares. As a result, GCC became a wholly owned subsidiary.

On June 13, 2001, we acquired all of the outstanding common stock of Phone1, Inc., a telecommunications marketing company, for 12.0 million restricted shares of our common stock. As a result, Phone1 become a wholly owned subsidiary.

On November 16, 2001, the Company entered into a joint venture agreement with MTG Interconnection LC ("MTG"), a Florida limited liability company, to form Phone1 Smart, a limited liability company, incorporated under the Delaware limited liability act. The Company owns 51% of the interest in Phone1 Smart.

We are a multinational facilities-based provider of integrated communications services in emerging markets to U.S.-based local and long distance telecommunications operators. On behalf of these U.S.-based operators, we transport voice and data services to our foreign networks. We currently operate seven Points of Presence (POPs) located primarily in South Florida, New York and Latin America. Additionally, we maintain operating agreements that enable us to deliver similar services in many countries throughout the world using third party networks. Company also offer domestic and international long distance telephone calls from the United States to anywhere in the world from public payphones.

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

PLAN OF OPERATION

GCC intends to build a facilities-based international grade network outside the traditional settlement process to offer its customers low cost, highly reliable connectivity. The Company has initially focused on carrier wholesale termination by leveraging off its current strategic agreements, U.S. carrier contracts, and network build-out. As our foreign operations become established, higher margin foreign traffic call origination is anticipated to increase. Globaltron currently is providing wholesale IP telephony services in Central and Latin America as well as in the Caribbean and other parts of the world.

Developing, as well as constructing, acquiring, marketing, and expanding our business, requires significant capital expenditures, a substantial portion of which is incurred before the realization of revenues. These expenditures, together with the associated early operating expenses, result in negative cash flow until an adequate customer base is established. However, as our customer base grows, we expect that incremental revenues can be generated with decreasing incremental operating expenses. We have made specific strategic plans to build high capacity networks with broad market coverage, which initially we expect will increase our level of capital expenditures and operating losses. We believe that over the long term, this strategy will help to enhance our financial performance by increasing the traffic flow over our network. However, we make no assurances that we will be able to identify, attract, finance, or consummate our operational and strategic objectives, all of which are heavily dependent upon, among other things, the Company's ability to obtain additional financing.

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

We are working toward establishing a reliable, technologically advanced international transport network. The international convergent IP network is being constructed using technology from Lucent Technologies and Cisco Systems. The network being utilized is a packet based over ATM transport (Asynchronous Transfer Mode) and compatible with the legacy network of now days in TDM (Time Division Multiplexing) for integrated voice, data, and video transport. The transport Network is an optical ring. A network operations center for comprehensive network management is expected to be staffed 24 hours per day, 365 days per year to monitor this worldwide network. Additionally, our switching platform possesses full US/International signaling standards. We believe that our network characteristics will meet and exceed our customers' demands for reliability, quality, and capacity. However, we make no assurances that we will be able to meet our customers' expectations.

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

o Foreign Market Traffic Origination. As we develop and expand our relationships with foreign carriers, Post Telephone and Telegraph Administrators (PTTs) and other foreign market providers, our carrier focus will shift increasingly to originate international carrier data, voice, and virtual services traffic in foreign markets. Foreign market origination in deregulating markets offers significantly higher margins and leads to additional opportunities for foreign market retail origination.

o Aggregate Carrier Traffic to Forge Strategic Operating Agreements. Aggregating of international call termination has been and will continue to be a key asset for us in achieving favorable positioning in foreign markets. As a facilities-based carrier, we intend to supply large volumes of traffic to key international regions and resell arbitrage traffic to the balance of the world. Strategically, we expect to use the aggregated traffic volumes to swap routes, extend business relationships to joint ventures, enter deregulating markets, and obtain foreign originating traffic.

o Strategic Acquisitions. We expect to continue expanding internally, as well as through acquisition and merger activities, acquiring companies providing complementary services or companies that are positioned in attractive markets.

o Phone1: We intend to offer domestic and international long distance telephone calls from the United States to anywhere in the world, from public payphones at competitive consumer rates. The basic premise of this business is to offer coin-operated direct-dial international calls from payphones at one dollar per call. The minutes available per one dollar vary based on the intended destination of the call. We believe this business will offer a competitive alternative to prepaid cards that are highly used by ethnic minorities who, based upon market research, typically spend a disproportionate amount of their discretionary income on international calls, and often do so from payphones by utilizing $5 prepaid cards. The service is currently being offered in the South Florida and New York area on limited basis.

The business plan is to offer our service in six of the largest metropolitan areas of the United States. The company believes ethnic minorities will be the greatest users of our services. The concept, built upon long-term relationships with payphone owners through contractual obligations, will utilize Globaltron's existing U.S. and international VOIP/ATM switching network. Other third party telecommunications providers, such as Qwest Communications Corp. and Global Crossing Corp. will be used. In this regard, Globaltron has recently entered into Carrier Service Agreements with both Qwest and Global Crossing. Pursuant to nine months ending December 31, 2001, Global Crossing has filed for bankruptcy under chapter 11.

Phone1 Smart: We intend to offer local dial-up, long distance and other value added services to residential and commercial customers. These services are being offered on a limited basis in South Florida.

RESULTS OF OPERATIONS

The discussion below relates to results of operations for the three-months ended December 31, 2001 and 2000

Revenues for the three-months ended December 31, 2001 were approximately $922,000 compared to $492,000 for the three-months ended December 31, 2000, an increase of $430,000 or 87%. The increase was primarily the result of $ 28,000 in Phone1 sales, a $347,000 increase in arbitrage sales, which occur from packaging wholesale foreign termination rates from third-party carriers and reselling them to carriers that connect to one of the Company's domestic switch sites and $55,000 in prepaid calling cards.

Cost of sales for the three-months ended December 31, 2001 were approximately $1,172,000 compared to $1,176,000 for the three-months ended December 31, 2000. Fixed recurring cost for the three months ended December 31, 2001 and December 31, 2000 were approximately 52% or $613,000 and 95% or $1,113,000 respectively. Variable usage fees for termination constitute 48% or $558,000 and 5% or $63,000 of the cost of sales for the three-month period ended December 31, 2001 and December 1, 2000, respectively.

Selling, General, and Administrative (SG&A) expenses totaled $2,709,000 for the three-month period ended December 31, 2001 and $2,026,000 for the three-month period ended December 31, 2000, an increase of $683,000 or 34%. The increase primarily relates to the marketing and advertisement, salaries and professional fees for the new subsidiary acquired (Phone1).

Depreciation expense for the period ended December 31, 2001 was $769,000, and for the period ended December 30, 2000, the amount was $1,004,000. Amortization of Intangible assets incurred because of acquisitions, which amounted to $2,449,000, and $656,000 for the period ended December 31, 2001 and 2000, respectively.

Settlement of service agreement for the three months ended December 31, 2001 and 2000 amounted to $125,000 and 0, respectively, due to the settlement of vendor contracts.

Net interest expense for the quarter ended December 31, 2001 was $242,000 and $1,312,000 for the period, ended December 31, 2000, a decrease of $1,070,000 or 81.5%. Such decrease was the result of debt reductions.

The discussion below relates to results of operations for the nine months ended December 31, 2001 and 2000.

Revenues for the nine months ended December 31, 2001 were approximately $2,240,000 compared to $2,032,000 for the nine months ended December 31, 2000, an increase of $208,000 or 10.2%. The increase was primarily the result of $ 87,000 in Phone1 sales, a $442,000 increase in arbitrage sales, which occur from packaging wholesale foreign termination rates from third-party carriers and reselling them to carriers that connect to one of the Company's domestic switch sites, and $70,000 in prepaid calling cards. These increases were partially offset by a decrease of $391,000 in carrier sales. Carrier sales are direct wholesale carrier termination sales of international voice and data telecommunications into the Company's foreign site Points of Presence (POPs).

Cost of sales for the nine-months ended December 31, 2001 were approximately $3,510,000 compared to $3,689,000 for the nine-months ended December 31, 2000, a decrease of $179,000 or 5%. Fixed recurring cost for the nine months ended December 31, 2001 and December 31, 2000 were approximately 67% or $2,351,000 and 88% or $3,253,000 respectively. Variable usage fees for termination constitute 33% or $1,159,000 and 12% or $436,000 of the cost of sales for the nine-month period ended December 31, 2001 and December 1, 2000, respectively. The decrease was primarily due to cost containment.

Selling, General, and Administrative (SG&A) expenses for the nine-month period ended December 31, 2001 were approximately $7,074,000, compared with $6,691,000 for the same period ended December 31, 2000, an increase of approximately $383,000 or 5.7%. The increase is primarily related to marketing and advertising expenses, professional fees and salaries for Phone1 acquired during the nine-months ended December 31, 2001.

Depreciation and amortization expense for the nine-month period ended December 31, 2001 and December 31, 2000 was approximately $2,301,000 and $2,371,000, respectively. Amortization of Intangible assets, incurred because of acquisitions, amounted to approximately 5,377,000 for the nine-months ended December 31, 2001 and $ 891,000 for the same period ended December 31, 2000.

Settlement of service agreement for the nine months ended December 31, 2001 and 2000 amounted to $725,000 and 0, respectively, due to the settlement of vendor contracts.

Net interest expense for the nine-months ended December 31, 2001 was $765,000 and for the period, ended December 31, 2000, the amount was $1,708,000, a decrease of 943,000 or 55%. Such decrease was the result of debt reductions.

Loss due to settlement of service agreements for the nine-months ended December 31, 2001 amounted to $0 and $1,350,000 for the 2000 period. Losses on write down of fixed assets amounted to $644,000, due to the closure of certain international sites. Other losses and expenses amounted to $603,000 for the nine-months ended December 31, 2001 compared to $370,000 for the 2000 period. Extraordinary gain on the extinguishments of debt during the nine-month period ended December 31, 2001 was $11,440,582.

LIQUIDITY AND CAPITAL RESOURCES

General

Liquidity and Capital Resources

As of December 31, 2001, we were operating seven Points of Presences (POPs). The costs associated with the initial construction and operation of a network such as ours may vary, primarily due to market variations in geographic and demographic characteristics and the types of construction technologies, which can be used to deploy the network. As we develop and roll out Phone1 services in each of our markets, additional capital expenditures, marketing and net operating costs will be incurred. The amount of these costs will vary, based on the number of payphone served and the actual services provided.

We are incurring negative cash flows due, in major part, to the funding requirements for working capital, network construction, or development, marketing and voice services. Through December 31, 2001, we invested approximately $16 million in network and telecommunications equipment. We expect to continue to incur negative cash flow for at least two years. We make no assurances that our networks or any of our other services will ever provide a revenue base adequate to sustain profitability or generate positive cash flow. We estimate that during fiscal year 2001, the amount of capital required for implementation of our integrated networks, marketing and other services, and to fund negative cash flow, including interest payments, will be significant.

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

Equipment Financing Agreements

On September 30, 2001, the Company entered into an agreement with a vendor. The Company paid $1.0 million in cash and signed a $2.0 million promissory note bearing an interest rate of 8.5% to the vendor for full and complete satisfaction of the outstanding obligations to the vendor. The note and the accrued interest will be paid in four (4) quarterly installments on December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002. The Note is secured by a lien on the vendor's equipment and a guaranty of the Company. The invoice amounts of the obligations were approximately $6.5 million. The Company recorded an extraordinary gain due to the settlement of the debt for its second quarter ended September 30, 2001. On December 31, 2001, the Company made the first quarterly installment of $500,000, plus accrued interest.

LOANS FROM GNB BANK

On September 28, 2001, Phone1 Inc. entered into a loan agreement with GNB Bank (Panama) in the principal amount of $6.0 million, plus interest at rate of 10%. The GNB Loan is evidenced by an unsecured convertible promissory note (GNB Note) that is due September 27, 2002 (the Maturity Date). The loan is guaranteed by the Company. The principal and interest of the Loan and the Note is convertible, in whole or in part, either prior to or after the Maturity Date (if the loan and the note are not fully paid.)

On November 1, 2001 the Company repaid the $6.0 million loan, plus the accrued interest.

On October 31, 2001, Phone1 Inc. entered into a loan agreement with GNB Bank (Panama) in the principal amount of $10.0 million, plus interest at rate of 10%. The GNB Loan is evidenced by an unsecured convertible promissory note (GNB Note) that is due October 30, 2002 (the Maturity Date). Loan is guaranteed by the Company.

The principal and interest of the GNB Note is convertible, in whole or in part, either prior to or after the Maturity Date (if the loan and the note are not fully paid), as elected by GNB Bank into:

i. that number of shares of common stock or any other class of securities issued by Phone 1, having privileges or rights senior to the common stock, equal to the principal and interest accrued thereon under the Note that the GNB Bank elects to convert divided by:

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

Jaime Gilinski, Chairman of the Board of the Company, is also the Chairman of GNB Bank (Panama) S.A.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently parties to routine litigation incidental to our business, none of which, individually or taken together, are expected to have a material adverse effect on us or our operations.

Item 2. Changes in Securities and Use of Proceeds

On September 30, 2001, the Company and GCC entered into an agreement with a telecommunications product and services vendor pursuant to which the Company, GCC and the vendor mutually agree to jointly resolve any claims that any of them may have related to, or arising, directly or indirectly, from certain licensing agreement that was signed among the parties. GCC paid $75,000.00 in cash and the Company issued 300,000 shares of its Common Stock. The vendor has a put option against GCC for 10 consecutive days starting on August 31, 2002 to require GCC to purchase 100,000 of the Company's Common Stock held by the vendor for a purchase price of $2 per share, if during the period comprised between April 1, 2002 and August 31, 2002, the closing price of the Common Stock of the Company does not reach an average closing price of $2 or more per share during a period of thirty consecutive trading days. In addition, either GCC or the Company has a call option exercisable at any time until August 31, 2002, to buy 100,000 of the Company's shares held by the vendor at an adjusted purchase price of $2 per share, irrespective of the price of the stock in the public market. GCC will pay the vendor an additional $75,000 on April 1, 2002, if the average closing price of the Company's stock does not reach $2 per share for a period of twenty consecutive trading days between January 1, 2002 and March 31, 2002.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:


(a)  Exhibits
     --------
2.12     Stock Purchase Agreement between Win-Gate Equity Group, Inc. and the Shareholders of Globaltron
         Communications Corporation dated January 21, 2000.  (1)
2.2.1    Certificate of Merger between Phone 1Globalwide, Inc., a Florida corporation and Phone1Globalwide Inc., a Delaware corporation(16)
2.2.2    Articles of Merger between Phone1 Globalwide, Inc., a Florida corporation and Phone1 Globalwide Inc., a
         Delaware corporation (160
2.3      Plan and Agreement of Merger between Phone 1Globalwide, Inc., a Florida corporation and Phone1Globalwide
         Inc., a Delaware corporation(16)
3.1.1    Articles of Incorporation of Win-Gate Equity Group, Inc.  (2)
3.1.2    Articles of Amendment to the Articles of Incorporation.  (13)
3.1.3    Certificate of Designation for the Series A 8% Convertible Preferred Stock(15)
3.1.4    Certificate of Incorporation of Phone1Globalwide, Inc.(16)
3.2.1    By-Laws of Win-Gate Equity Group, Inc.  (2)
3.2.2    Bylaws of Phone1Globalwide Inc.
4.1      Specimen Common Stock Certificate.  (2)
10.1     Forms of Subscription Documentation for Prospective Investors.  (2)
10.2.1   Win-Gate Equity Group, Inc. 1996 Stock Option Plan.  (2)
10.2.2   Globaltron Corporation's 2000 Stock Incentive Plan.(12)
10.2.3   Amendment Number One to Globaltron Corporation's 2000 Stock Incentive Plan(16)
10.3     Loan Agreement.  (2)
10.4     Loan Agreement dated February 29, 2000 by and among Win-Gate Equity Group, Inc., Globaltron
         Communications Corporation and GNB Bank Panama, S.A.  (4)
10.5     Letter Agreement dated February 29, 2000 between Gary D. Morgan and GNB Bank Panama, S.A.  (4)
10.6     Loan Agreement dated July 26, 2000 between Win-Gate Equity group, Inc. and Arthur E. Lipson, Trustee. (5)
10.7     Equipment Financing Proposal dated August 23, 1999 between Globaltron Communications Corporation and
         Lucent Technologies.  (5)
10.8     Master Conditional Sale Agreement dated September 15, 1999 between Globaltron Communications
         Corporation and Lucent Technologies.  (5)
10.9     Term Sheet dated June 23, 2000 between Globaltron Communications Corporation and Italtel SPA.  (5)
10.10    Equipment Financing Agreement dated October 25, 1999 between Globaltron Communications Corporation and
         Cisco Systems Capital Corporation.  (5)





10.11    Soft Cost Financing Agreement dated October 25, 1999 between Globaltron Communications Corporation and
         Cisco Systems Capital Corporation.  (5)
10.12    Equipment Financing Agreement dated January 24, 2000 between Globaltron Communications Corporation and
         Cisco Systems Capital Corporation.  (5)
10.13    Term Sheet dated July 13, 2000 between Globaltron Communications Corporation and Tropico Sistemas e
         Telecomunicacoes S.A.  (5)
10.14    Term Sheet dated July 11, 2000 between Globaltron Communications Corporation and CPqD Technologies.  (5)
10.15    Equipment Financing Agreement dated June 23, 2000 between Globaltron Communications Corporation and
         Gallant Capital & Finance, LLC.  (5)
10.16    Term Sheet dated June 13, 2000 between Win-Gate Equity Group, Inc. and ECI Telecom Ltd.  (5)
10.17    Executive Employment Agreement between Globaltron Communications Corporation and Gary Stukes. (5)
10.21    Satellite Bandwidth Agreement dated November 9, 1999 between Globaltron Communications
         Corporation and Satelites Mexicanos, S.A. de C.V. (5)
10.22    Contract of Sale dated November 9, 1999 between Globaltron Communications Corporation and
         Owners of 64% of Startcomm Corporation.  (5)
10.23    Amendment dated September 27, 2000 to the Loan Agreement dated February 29, 2000 among Win-Gate Equity
         Group, Inc., Globaltron Communications Corporation and GNB Bank S.A.  (6)
10.24    Letter Agreement dated September 27, 2000 from Gary D . Morgan to GNB Bank Panama S.A.  (6)
10.25    Letter Agreement dated September 27, 2000 from Win-Gate Equity Group, Inc. to GNB Bank Panama S.A. re:
         Transfer and Voting Matters.  (6)
10.26    Stock Purchase Agreement dated September 27, 2000 between Gary D. Morgan and Tremaine Trading Co.  (7)
10.27    Employment Agreement between Win-Gate Equity Group, Inc. and Kevin P. Fitzgerald dated September 27,
         2000.  (7)
10.28    Loan Agreement dated September 27, 2000 between Win-Gate Equity Group, Inc., Globaltron Communications
         Corporation, Gary D. Morgan and Colpafinsa S.A.  (7)
10.29    Pledge Agreement dated September 27, 2000 between Gary D. Morgan and Colpafinsa S.A.  (7)
10.30    Stock Purchase Agreement dated April 11, 2000 between Win-Gate Equity Group, Inc. and Oriental Allied
         Holdings Ltd.  (7)
10.31    Pledge and Security Agreement dated April 11, 2000 between Win-Gate Equity Group, Inc. and Oriental
         Allied Holdings Ltd.  (7)
10.32    Settlement Agreement dated November 21, 2000 among Globaltron Corporation, Globaltron Communications
         Corporation and Atlas Communications, Ltd.  (8)
10.33    Agreement to Settle Promissory Note dated December 7, 2000 by and among International Investments
         Communications, Ltd., Globaltron Communications Corporation and Gary Morgan.  (Exhibit omitted)  (9)
10.34    Second Amendment dated as of December 5, 2000, but effective on October 24, 2000, to the Loan
         Agreement dated as of February 29, 2000, as amended September 27, 2000 by and among Globaltron
         Corporation, formerly known as Win-Gate Equity Group, Inc., Globaltron Communications Corporation and
         GNB Bank S.A. (exhibits omitted) (11)
10.35    Pledge and Security Agreement dated as of November 21, 2000 between Gary D. Morgan and Arthur Lipson, trustee, with GNB Bank (Panama) S.A. and Colpafinsa S.A. as joinders to the Agreement.  (11)
10.36    Amendment dated as of December 5th, 2000, but effective as of October 24, 2000, to a certain Loan
         Agreement, dated as of September 27, 2000, by and among Globaltron Corporation, formerly known as
         Win-Gate Equity Group, Inc., Globaltron Communications Corporation, Gary D. Morgan as Guarantor and
         Colpafinsa S.A.  (10)
10.37    Common Stock Purchase Agreement dated May 15, 2001 between Globaltron Corporation and the shareholders of Phone 1, Inc.(14)
10.38    Pledge and Security Agreement dated May 15, 2001 between Globaltron Corporation and the shareholders of
         Phone 1, Inc.(14)
10.39    Loan Agreement dated October 31, 2001 among Phone1, Inc., Phone1 Globalwide Inc. and GNB Bank (16)
10.40    Limited liability Company Agreement of Phone 1 Smart LLC between Phone 1 Inc. and MTG
         Interconnection LC
21       List of subsidiaries of Globaltron Corporation (15)

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


(b)      Reports on Form 8-K.

         Date of Report             Items Reported                     Description
         --------------             --------------                     -----------
         October 3, 2001              Item 5                    Satisfaction of certain obligations, name change,
                                                                symbol change, reincorporation, increase in authorized
                                                                shares and election of directors

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2002

Phone1 Globalwide, Inc.




By: /s/ Jaime Gilinski
    -------------------------------------
    Jaime Gilinski, Chairman of the Board

By: /s/ Syed Naqvi
    -------------------------------------
    Syed Naqvi, Chief Financial Officer