Form 10KSB
period 2002-03-31
PHONE1GLOBALWIDE INC
filed 2002-07-01
CIK 1017837

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2002


                           Commission File No. 0-23199

                            Phone 1 Globalwide, Inc.
              (Exact Name of Small Business Issuer in Its Charter)

          Delaware                                            65-0669842
(State or Other Jurisdiction of                           (I.R.S.) Employer
Incorporation or Organization)                            Identification Number)

100 N. Biscayne Boulevard, Suite 2500, Miami Florida                   33132
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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State the issuer's revenues for its most recent fiscal year: $3,712,480

STATE THE AGGREGATE MARKET VALUE OF THE ISSUER'S VOTING STOCK HELD BY NON-AFFILIATES OF THE ISSUER AS OF JUNE 17, 2002: $9,234,700 (NEED TO COMPLETE
THIS)

State the number of shares outstanding as of the issuer's classes of common stock as of June 17, 2002: Common Stock, $.001 par value: 41,078,702.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                    FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Sections of this Form 10-KSB, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, or project. This report contains forward-looking statements that address, among other things,

o        our business and financing plans,
o        regulatory environments in which we operate or plan to operate, and
o trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations, roll out of products and services and acquisition opportunities.

Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements (Cautionary Statements) include, among others,

o        our ability to raise capital,
o        our ability obtain distribution for our products and services,
o        our ability to roll out products and services,
o        our ability to provide our products and services at competitive rates,
o our ability to execute our business strategy in a very competitive environment,
o        our degree of financial leverage,
o risks associated with our acquiring and integrating companies into our own,
o        risks associated with rolling out products and services,
o risks relating to rapidly developing technology and providing services over the Internet;
o        regulatory considerations and risks related to international economies,
o risks related to market acceptance and demand for our products and services,
o        our dependence on third party suppliers,
o        the impact of competitive services,
o        other risks referenced from time to time in our SEC filings.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND

We were initially organized on May 17, 1996 in Florida to locate and effect business combinations with existing business. On January 21, 2000, we consummated a stock purchase agreement with all of the shareholders of Globaltron Communications Corporation, a Delaware corporation (GCC) whereby we acquired 100% of the outstanding GCC shares. As a result, GCC became a wholly owned subsidiary of Win-Gate Equity Group, Inc. On November 17, 2000, we changed our name from Win-Gate Equity Group, Inc. to Globaltron Corporation. Our trading symbol also changed to GBCP.OB from WGEG.OB on January 19, 2001. On June 13, 2001, we consummated a stock purchase agreement with all of the shareholders of Phone 1, Inc, a Florida corporation (Phone 1) whereby we acquired 100% of the outstanding Phone 1 shares. As a result, Phone 1 became a wholly owned subsidiary of Globaltron Corporation. On September 25, 2001, we changed our name to Phone 1 Globalwide and reincorporated as a Delaware corporation. Our trading symbol changed to PHGW.OB from GBCP.OB. On November 16, 2001, the Company entered into a joint venture agreement with MTG Interconnection LC (MTG), a Florida limited liability company, to form Phone 1 Smart, a Delaware limited liability company. The Company owns 51% of Phone 1 Smart. Unless we expressly state otherwise, when we refer to us or we or the Company or Phone 1 Globalwide, we include each of our subsidiaries.

Our executive office is located at 100 North Biscayne Boulevard, Suite 2500, Miami, Florida 33132 and our telephone number is (305) 371-3300.

OVERVIEW

We operate in two basic business areas.

The first business is to act as a wholesale carrier of telephone traffic to United States based local and long distance (domestic and international) companies to termination points within and without the United States. We currently have two main switch facilities, one located in New York and the other in Miami, Florida. The two locations are interconnected by a backbone with different vendors for redundancy purpose. We operate this backbone as an IP/ATM between the host switch in Miami and the gateway in New York. The switches support different types of signaling to accommodate our customers and vendors. The compression and circuit emulation equipment is capable of delivering voice-over IP protocols. Additionally, we maintain operating agreements that enable us to deliver services in various countries throughout the world using third party networks. We have constructed an international carrier grade convergent Internet Protocol (IP) network to deliver reliable, low cost connectivity to customers in our target markets. We have an Asynchronous Transfer Mode/Voice over Internet Protocol (VoIP/ATM) switching network operating in the United States.

The second business area, where the Company intends to concentrate its resources, is a marketing, technology research and development company, carrier and reseller using the network of our GCC subsidiary to deliver retail products to consumers through payphones owned by third parties. This business is conducted by Phone 1, Inc. ("Phone 1"), a wholly owned subsidiary of the Company acquired in June 2001 for 12.0 million restricted shares of our common stock and assumption of debt. The core product of Phone 1 consists of direct dialed international and domestic calls for $1.00 to anywhere in the world. Each call is rated or priced by a preset pricing structure consisting of a number of minutes for the destination dialed by the customer. The consumer simply dials 011, the country code and destination for international calls and 1+ the number for domestic calls. Prior to depositing the coins a voice prompt tells the customer how many minutes they will be able to talk for the $1.00 deposited. The call is routed to the Company's platform, which provides fraud detection and prevention as well as generates call detail records. The routing is a method of transporting a call from one location to another. The platform then processes the call and switches it to the Company's network. The Company is inter-connected with several tier one carriers as well as carrier service providers to specific countries. This allows the Company to provide competitive pricing to the consumer or customer using the service. The customer recognizes the international service availability by the Company's bright yellow signature handset installed on the payphone.

Phone 1 has developed a marketing and business plan for the placement of international and domestic long distance (including Canada) telephone calls from public payphones in the United States to anywhere in the world at competitive consumer rates. The service is currently being offered in South Florida, Central Florida, metropolitan New York and certain other areas of the country on a test basis and a regular commercial basis. The business plan is to roll out the service in six of the largest metropolitan areas of the United States, utilizing the Company's existing VOIP/ATM switching networks as well as other third party telecommunication providers.

STRATEGY

We intend to capitalize on the rapidly increasing immigrant population in the United States, initially focusing on immigrants from Mexico, Central & South America and the Caribbean region. The population of those areas is one of the fastest growing segments of immigrants in the United States. Our goal is to provide both international and domestic long distance services through Phone1-enabled payphones at competitive rates to such immigrants living in the United States. Phone1 intends to capture a large portion of the calls from payphones made by these immigrants through its local brand-awareness campaigns which include the following elements:

o Yellow handsets co-branded with our telephone customers' logos. A distinctive yellow handset with the bright green Phone1 logo complimented by our customer's logo calls attention to our phone services and communicates to consumers immediately that a particular phone is Phone1-enabled.

o Point of Sales (POS) material. Phone1 provides colorful point-of-sales material at the phone site advertising Phone1 services and in some cases providing rate information for the end-user.

o Media support. Phone1 develops launch advertising on radio and television as well as in newspapers and on buses in support of Phone1 initiated services for its customers.

o Personal assistance. Phone1 stages sales assistance around new Phone1-enabled sites and helps consumers understand how to use the service, emphasizing the simplicity and inexpensive cost of the service.

o Caller support center. Phone1 maintains a call center to handle any complaints or phone outage problems.

o Call database. Phone1 captures detailed call records and analyzes the information to help its customers fine-tune the service offerings to various countries and manage rate plans on a real-time basis.

Developing, as well as constructing network, marketing, branding and expanding our businesses, requires significant capital expenditures, a substantial portion of which is incurred before the realization of revenues. These expenditures, together with the associated early operating expenses have resulted and will result in negative cash flow until an adequate customer base is established. However, as our user base grows, we expect that incremental revenues can be generated with decreasing incremental operating expenses. However, we make no assurances that we will be able to identify, attract, finance, or consummate our operational and strategic objectives, all of which are heavily dependent upon, among other things, the Company's ability to obtain additional financing. In order to help attain our goal, our strategy is to:

o Enhance our network capability for international transport with emphasis in Voice over IP (VoIP). The backbone between the two switching facilities in Miami and New York transport the legacy system, digital telephony and supports ATM as transport protocol for management of devices and redundancy among VoIP equipment for convenience. The international convergent IP network have been constructed with Lucent Technology and Cisco routing devices which supports the different business and class of service of the company.

o Phone 1 has entered into reseller agreements with payphone owners and operators. Through those payphones, we intend to offer international and domestic long distance, inclusive of Canada, telephone calls in the United States to anywhere in the world at competitive consumer rates. The Company does not incur expense for maintaining and operating the payphones. The payphone owners and operators are responsible for installing the necessary proprietary hardware and signage (provided by Phone1) as well as continuing to maintain the payphones. The payphone owners are also responsible for collecting the coins and keeping the payphones operational. The payphone owners are responsible for the monthly phone line charges for operating the payphone.

         This service is currently being offered in South Florida, Central Florida, metropolitan New York and certain other areas of the country on test basis and on a regular commercial basis. Phone 1's business plan is to roll out its services in six of the largest metropolitan areas of the United States, utilizing the Company's existing VoIP/ATM switching networks as well as other third party telecommunications providers.

         We currently have approximately 400 to 500 payphones that are undergoing tests conducted by five major telecom companies. If the tests are deemed successful by these telecom companies, it is expected that it will be an implementation of the Phone 1 services in their payphones.

INDUSTRY OVERVIEW

COMPONENTS OF A LONG DISTANCE TELEPHONE CALL

A long distance telephone call consists of three parts:

1.       Origination
2.       Transport
3.       Termination

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

CHANGES AND GROWTH STRATEGIES IN THE INDUSTRY

The telecommunications industry has undergone a period of fundamental change, which has resulted in a growth in international telecommunications traffic. The strong growth experienced in the international telecommunications market is driven principally by the following factors:

o Increases in the availability of telephones and the number of access lines in service around the world, stimulated by technological advancements

o Opening of overseas telecommunications markets due to deregulation and the privatization of government-owned monopoly carriers, permitting the emergence of new carriers

o Increase globalization of commerce, trade and travel, which is creating increased communications needs

o Reduction of international long distance rates, which is making international calling available to a much larger customer base and stimulating increasing traffic volumes

o Increased availability and quality of digital undersea fiber optic cable, which has enabled long distance carriers to improve the quality of their service while reducing customer access cost


PAYPHONE INDUSTRY OVERVIEW AND CURRENT TRENDS

According to industry sources there are approximately 2 million payphones in the United States. The major telecommunications companies including Verizon, SBC, AT&T, Sprint, Qwest, Cincinnati Bell and Bell South dominate the payphone market, and operate approximately 75 percent of the payphones in the United States. The remaining payphones are managed and often-times owned by Independent Payphone Operators ("IPPs").

During the early 1990's, many of the large telecommunication companies sold payphones to independent operators to mitigate replacement capital costs. They also developed plans to increase payphone ownership by independents such as granting development contracts to independents who wanted to grow and expand. The FCC enacted rules to encourage payphone expansion to meet the social needs of lower income people. As competition intensified as a result of the 1996 Telecommunications Act margins were squeezed for independents, wireless access became a substitute product for those capable of paying for it and thereby encroached on the payphone access market as well. Finally, prepaid calling cards gained popularity and further eroded margins for payphone owners. The result has been a lack of growth in the number of payphones and a lack of investment in the market. Fraud also created serious problems for payphone owners, resulting in the near elimination of coin-operated international calls. Fortunately, there is still a large market for international calls originated by payphones. For the less financially fortunate, they are generally left with but one alternative, (prior to Phone 1) the purchase of a pre-paid calling card. Functionally an effective solution for international calling, the prepaid card industry has its own structural problems which give rise to the opportunity to use coins. Pre-paid cards, for example, generally face high distribution costs, ranging from 20%-40% of the card's face value.

Phone1 is seeking to address the industry problems by developing simple pricing formats - a call for $1 in coins for five, or seven or some other amount of minutes. There are no hidden fees for the consumer. The Phone1 program does not require continuous high distribution costs - Phone1 makes use of efficient media and POS material to create awareness at lower costs than those of its competitors in the pre-paid business. The standard Phone1 agreement permits payphone owners to collect their revenues immediately unlike the dial around revenues, which may or may not be paid, and which typically take substantially longer to collect. We believe this puts Phone1 in a superior position from its competition.

SERVICES

SWITCHED VOICE SERVICES

We currently have two main switch facilities, one located in New York and the other in Miami, Florida. These locations are interconnecting customers and commercial dedicated services with enhanced features. The two locations are linked by a backbone with different vendors for redundancy purposes. We operate this network as an IP/ATM between the host switch in Miami and the gateway in New York. The switches support different types of signaling to accommodate our customers and vendors requirements. The compression and circuit emulation equipment is capable of delivering voice-over IP protocols.

PHONE 1 SERVICES

Through our wholly-owned subsidiary, Phone 1, we intend to offer domestic and international long distance, inclusive of Canada, telephone calls from third party owned payphones in the United States at competitive consumer rates. The core product consists of direct dialed international and domestic calls for $1.00 to anywhere in the world. Each call is rated or priced by a preset pricing structure consisting of a number of minutes for the destination dialed by the customer. The consumer simply dials 011, the country code and destination for international calls and 1+ the number for domestic calls. Prior to depositing the coins a voice prompt tells the customer how many minutes they will be able to talk for the $1.00. The call is routed to the Company's platform, which provides fraud detection and prevention as well as generates call detail records
(CDR). The routing is a method of transporting a call from one location to another. The platform then processes the call and switches it to the company's network. The Company is inter-connected with several tier one carriers as well as other carrier service providers to specific countries. This allows the Company to provide competitive pricing to the consumer or customer using the service.

Phone1 realized through market tests that the calls could not be efficiently made directly from payphones with coins because of various fraud issues and antiquated technology. The Company and third party design teams developed exclusive firmware and software versions for smart payphones to enable the service. These smart payphones exists in an installed base throughout the United States and are operated by independent phone companies as well as regional bell operating companies. Although there can be no assurance that the Company will be able to obtain patents, certain aspects of the technology developed by the Company have patent pending status. The technology incorporates several systems of software and firmware that once installed into the existing smart payphone locations allows the service to be sold to the consumer.

Protel is a leading manufacturer of smart payphone technology located in Lakeland, FL. Our ten-year agreement with Protel is to an exclusive proprietary firmware installed in the Protel brand smart phones that allows for an increase to 290 country codes to be defined and rated or priced differently. Minutes of use can vary from 7 minutes per $1.00 to Mexico City to 5 minutes per $1.00 to Bogota, Colombia or 7 minutes to Sao Pablo, Brazil. Firmware prior to the Protel agreement only allowed for 9 destinations to be rated at different prices. The Protel agreement also provides to the Company a proprietary and exclusive use of the answer detection (a method of signaling) when the call is answered by the called party. This aids in customer satisfaction when it comes to collecting the deposit or returning the coins when a call is not answered. There are approximately 650,000 Protel brand smart payphones deployed in the United States.

QuorTech Solutions, Inc. is a Delaware company with manufacturing facilities in Bradenton, FL. We recently entered into an agreement with QuorTech for an exclusive license for a special developed software version of Quortech's family of products. This includes the Elcotel legacy product as well as products known as "Gemini" and "Millenium". There are over 800,000 payphones installed throughout the United States and Canada where the exclusive technology can be applied. The agreement calls for a special version of software to be used in routing international coin type calls to the Company's platform. These enhancements include increasing the rating table for international calls to at least 100 destinations at different rates and more destinations at the same rates as well as the Company's answer detection method provided from the Company's platform as well as a precise call duration control for billing purposes. The Gemini version includes domestic calls rated and routed as well.

"Smart payphones" have an internal processor for recognizing the type of call (whether local or long distance) and from a programmable rate table determine the amount to charge. In most instances it has voice capability that plays a voice prompt telling the customer how much money to deposit. It monitors the coin deposit and if satisfied follows the predefined programming to place the call. This aspect of placing the call is referred to as "routing". It has the means of determining complete and incomplete calls based on standard protocols in communications, and controls the collection or refund of coin. It is line powered via the voltage from the phone line with battery back up or AC power. Smart phones have up to 2MB of memory capacity and are managed with a simple Personal Computer (PC). There are approximately 1 million of these phones deployed throughout the country.

Among other things the Smart phone technology involves the use of proprietary methods of answer supervision and answer detection necessary to validate the call being answered by the person called from the Company's platform. In the past due to the non standard ring cadence and system messages that vary throughout the world, the existing technology in the payphones did not recognize an answered call correctly 100 percent of the time and oftentimes collected the coins deposited when a call was not answered. This is now performed reliably by the Company's platform software and switches, which process the call, detect and prevent fraud. The Company has the ability to set predetermine caps or limitations based on the phone number initiating the call. This limits the Company's exposure to the possibility of fraud. The Company's licensed and proprietary exclusive use of technology allows the consumer to have his money refunded or collected as required.

Many technical issues had to be contemplated to prevent fraud. In the past, payphone operators trying to provide an international service would find on their monthly phone bill, calls with no money in the coin box. This type of fraud is preformed by clipping onto an unsuspecting operators service or phone line and placing the call directly out on the line. The operator had no alternative except to block international calls. The Company's developed technology allows 011 international calls to be blocked at the central office level. This is basically accomplished via access numbers and pin numbers being preprogrammed into the smart phone and interacting with the Company's platform in order for the call to be placed. This is transparent to the customer. They simple dial direct and deposit the $1.00 or 4 quarters.

Phone1 is developing an expanded capability to provide platform services for "dumb phones". Currently, Phone1's market is limited to customers that use smart technology. Dumb phones need Phone1's platform driven enhancements since there is no microprocessor included in the phone. As the Company developed the technique for the service on smart phones many of the regional bell operating companies (RBOC) have shown interest in the service as well. With a few exceptions these companies use a much older technology that is commonly referred to as Dumb Phones. These network controlled dumb payphones require the use and interconnection of technologically antiquated systems from every central office throughout the country. This network has basically been in place since the 1960's. The last major upgrade to dumb phones was the replacement of the rotary dial to push button.

On these Dumb Phones, the method of rating the call and announcing how much money to deposit for a specified number of minutes, occurred at a rating platform. Many times these calls are routed to expensive live operators to listen for the coin tones that are produced when the coin is deposited. This cost prohibitive system is scheduled to be uninstalled over the next year beginning in September of 2002. This leaves the dumb phone operators in a predicament of trying to provide this service themselves through their own external rating system (referred to as a TOPS). Many dumb payphones currently in operation can only handle local calls. However, many of the major RBOCs that the company has spoken to, do not have the capability to provide this additional service on their over loaded rating platforms and the use of live source operators is economically unattractive.

The Company is in the process of developing technology which it believes will allow for the rating of domestic long distance calls from the dumb phones as well as 011 international calls. If successful, such a technological innovation could effectively double the market size of the Phone1 platform and provide our customers with the functionality of a smart phone. It would also further aid our customers in avoiding costly phone upgrades to the smart technology. Currently, Phone1 is finalizing its dumb phone technology, but there can be no assurance that it will be successful in such efforts.

SALES, MARKETING AND SERVICE DELIVERY

Our sales and marketing approach is to build long-term business relationships with customers. We currently have a staff of one person coordinating our wholesale carrier business. We plan to hire an additional person in the near future. Sales personnel locate potential business customers by several methods, including customer referral, market research, cold-calling, and networking alliances.

On the Phone 1 side, there are three people that are servicing the sales and marketing of that business. They have limited themselves to the regional bell operating companies and approximately 50 major independent payphone operators.

We have a staff of approximately 10 people dedicated to development and maintenance of our network. This same staff has developed the fraud detection technology that we use for our Phone 1 services.

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

We compete in the international telecommunications market, based on price, customer service, transmission quality, and breadth of service offerings. Our competitors include large, facilities-based, multinational carriers, and smaller facilities-based long distance service providers and pre-paid phone cards. We cannot assure anyone that we will be able to effectively compete in any of our target market areas or for targeted services, which could adversely affect our plan of operations, business, and operating results.

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

INTERNATIONAL LONG DISTANCE SERVICE COMPETITION

Prices for international long distance calls are determined in part by international settlement rates, which are the rates that a carrier (often a PTT) charges to terminate an international call in its home country. While the industry has experienced a reduction in settlement rates for a variety of reasons inclusive of regulating limitations, this area of competition in the international long distance business does not directly affect us because we no longer maintain or provide direct routes from the United States to foreign countries. At the present time, the Company is merely a reseller of others international call termination services.

COMPETITION FROM THE PREPAID CALL CARD INDUSTRY

The prepaid calling card industry is extremely competitive, and we expect competition to increase in the future. We estimate there are over 100 companies offering prepaid calling cards in the United States. While the prepaid card industry is highly price competitive, in our judgment, our product offers better convenience and reliability to the customer.

EMPLOYEES

As of March 31, 2002, the Company employed 28 individuals on a full time basis. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. We have been seeking to hire a Chief Executive Officer. None of our employees is subject to a collective bargaining agreement. We believe that our Company's relations with employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's corporate headquarters and principal executive offices and network operations center is located at 100 North Biscayne Blvd., Miami, Florida, where we occupy approximately 12,980 square feet under a lease that expires in November 2009. During year one of the lease, the annual rental was $311,520. During year two of the lease, the annual rental was $323,980. During year three of the lease, the annual rental is $336,960. During year four of the lease, the annual rental is $350,460. During year five of the lease, the annual rental is $364,478. During year six of the lease, the annual rental is $379,016. During year seven of the lease, the annual rental is $394,202. During year eight of the lease, the annual rental is $409,908. During year nine of the lease, the annual rental is $426,393. The Company also pays certain pass-through expenses.

The Company's corporate headquarters and principal executive was previously located in New York, New York, where it had occupied approximately 4,749 square feet under a lease that expires in July 2010. The Company entered into sublease agreement with a third party to occupy this facility. This sublease agreement is set to expire in July 2010.

We also lease co-location space for our telephonic switching equipment in New York. Currently, the lease cost incurred by us for such space in New York City is $19,200 per month.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to the following two lawsuits outside of the ordinary course of business. Spitfire Merchants, Ltd. v. Globaltron Corporation f/k/a Win-Gate Equity Group, Inc. n/k/a Phone 1 Globalwide Inc. was filed in June 5, 2001 in the Eleventh Judicial Circuit Court in and for Miami-Dade County, Florida. The lawsuit seeks damages for alleged breach of contract regarding the purchase of shares in the Company. Spitfire alleges that it was not given the correct amount of shares and that some of the shares it received were restricted, allegedly in violation of Spitfire's subscription agreement with the Company. Spitfire has sought damages in excess of $1,000,000.00, which is disputed by the Company. In its answer, the Company asserted the affirmative defenses of failure to mitigate damages and failure of consideration. The Company intends to vigorously defend this matter. Daleen Technologies, Inc. v. Phone1, Inc. , was filed in April 1, 2002 in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida. Daleen seeks damages in the approximate amount of $700,000.00 for alleged breach of a software licensing agreement, specifically payment of monthly licensing and maintenance fees. Phone1 filed a counterclaim against Daleen seeking damages for breach of the same software licensing agreement, breach of express warranty, breach of an implied warranty of fitness for a particular purpose, money had and received, and unjust enrichment. Phone 1is seeking damages in excess of $1,000,000.00, which sum is comprised of (1) a refund of approximately $520,000.00 for licensing fees paid to Daleen, and (2) $500,000.00, representing the amounts paid by Phone1 to a third party to assist in implementing and hosting the software licensed from Daleen.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock trades on the OTC Bulletin Board (OTCBB) under the symbol PHGW.OB. Prior to September 25, 2001, our Common Stock traded as GBCP.OB. The following table sets forth, for the period indicated, the high and low sales prices of the Company's common stock. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.


    Period                                           High             Low
    ------                                           ----             ----
March 31, 2002
April 1, 2001 - June 30, 2001                       $ 2.66           $ 1.00
July 1, 2001 - September 30, 2001                   $ 2.49           $ 0.77
October 1, 2001 - December 31, 2001                 $ 1.85           $ 0.87
January 1, 2002 - March 31, 2002                    $ 1.30           $ 0.80

March 31, 2001
April 1, 2000 - June 30, 2000                       $10.25           $ 5.75
July 1, 2000 - September 30, 2000                   $ 9.13           $ 5.50
October 1, 2000 - December 31, 2000                 $ 6.00           $ 1.63
January 1, 2001 - March 31, 2001                    $ 3.50           $ 0.88



At June 17, 2002, approximately 93 shareholders of record of our Common Stock were active. We have never declared dividends on our Common Stock since inception and have no present intention of declaring or paying any dividends in the near future. We intend to retain any earnings, which we may realize in the near future to finance our operations. The terms of certain loan agreements restrict the payment of dividends or distributions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Financial Statements included elsewhere in this Report. Historical results are not necessarily indicative of trends in operating results for any future period.

GENERAL

Phone 1 Globalwide, Inc. formerly known as Globaltron Corporation and as Win-Gate Equity Group, Inc., was reincorporated as a Delaware corporation on September 25, 2001. The Company was initially organized on May 17, 1996 in Florida, to locate and effect business combinations with existing businesses.

On January 21, 2000, we consummated a stock purchase agreements with all of the shareholders of Globaltron Communications Corporation, a Delaware corporation whereby we acquired 100% of the outstanding GCC shares. As a result, GCC became a wholly owned subsidiary.

On June 13, 2001, we acquired all of the outstanding common stock of Phone 1, Inc., a telecommunications marketing company, for 12.0 million restricted shares of our common stock. As a result, Phone 1 became a wholly owned subsidiary.

On November 16, 2001, the Company entered into a joint venture agreement with MTG Interconnection LC (MTG), a Florida limited liability company, to form Phone 1 Smart, a Delaware limited liability company. The Company owns 51% of Phone 1 Smart; an entity through which the Company intends in the future to offer Phone 1 services to commercial and residential customers without the use of payphones.

We are a facilities-based provider of integrated communications services to United States-based local and long distance telecommunications operators. We currently have two main switch facilities, one located in New York and the other in Miami, Florida. The two locations are linked with different vendors for redundancy purposes. We operate this backbone as an IP/ATM between the host switch in Miami and the gateway in New York. The switches support different types of signaling to accommodate all of the customers and vendors. The compression and circuit emulation equipment is capable of delivering voice-over IP protocols both domestically as well as overseas. Additionally, we maintain operating agreements that enable us to deliver services in many countries throughout the world using the third party networks.

To date, we have primarily been engaged in network engineering, developing and testing products and services, creating brand, selecting vendors, initiating market entry by means of agreements for developing our carrier business and obtaining distributing agreements to provide international and domestic long distance (including Canada) services through public payphones. We had constructed an international carrier grade convergent Internet Protocol (IP) network to deliver reliable, low cost connectivity to customers in our target markets. We have an Asynchronous Transfer Mode/Voice over Internet Protocol (VoIP/ATM) switching network operating in the United States.

Our wholly owned subsidiary Phone 1 is a marketing, technology research and development company, carrier and reseller using the network of our GCC subsidiary to deliver retail products to consumers through payphones owned by third parties. The core product of Phone 1 consists of direct dialed international and domestic calls for $1.00 to anywhere in the world. Each call is rated or priced by a preset pricing structure consisting of a number of minutes for the destination dialed by the customer. The consumer simply dials 011, the country code and destination for international calls and 1+ the number for domestic calls. Prior to depositing the coins a voice prompt tells the customer how many minutes they will be able to talk for the $1.00 deposited. The call is routed to the Company's platform, which provides fraud detection and prevention as well as generates call detail records. The routing is a method of transporting a call from one location to another. The platform then processes the call and switches it to the Company's network. The company is inter-connected with several tier one carriers as well as unique carrier service providers to specific countries. This allows the Company to provide competitive pricing to the consumer or customer using the service. The customer recognizes the international service availability by the company's bright yellow signature handset installed on the payphone.

At the present time, Phone 1 Smart, which is intended to provide the Phone 1 services to business and residential customers in their offices and homes will not be actively promoted by the Company until a full roll out of Phone 1 services is completed.

PLAN OF OPERATION

In support of our platform customers, we intend to capitalize on the rapidly increasing immigrant population in the United States, initially focusing on immigrants from Mexico, Central & South America and the Caribbean region. The population of those areas is one of the fastest growing segments of immigrants in the United States. Our goal is to provide both international and domestic long distance services through Phone1-enabled payphones at competitive rates to such immigrants living in the United States. Phone1 intends to capture a large portion of the calls from payphones made by these immigrants through its local brand-awareness campaigns which include the following elements:

o Yellow handsets co-branded with our telephone customers' logos. A distinctive yellow handset with the bright green Phone1 logo complimented by our customer's logo calls attention to our phone services and communicates to consumers immediately that a particular phone is Phone1-enabled.

o Point of Sales (POS) material. Phone1 provides colorful point-of-sales material at the phone site advertising Phone1 services and in some cases providing rate information for the end-user.

o Media support. Phone1 develops launch advertising on radio and television as well as in newspapers and on buses in support of Phone1 initiated services for its customers.

o Personal assistance. Phone1 stages sales assistance around new Phone1-enabled sites and helps consumers understand how to use the service, emphasizing the simplicity and inexpensive cost of the service.

o Caller support center. Phone1 maintains a call center to handle any complaintsor phone outage problems.

o Call database. Phone1 captures detailed call records and analyzes the information to help its customers fine-tune the service offering to various countries and manage rate plans on a real-time basis.

Developing, as well as constructing network, marketing, branding and expanding our businesses, requires significant capital expenditures, a substantial portion of which is incurred before the realization of revenues. These expenditures, together with the associated early operating expenses have resulted and will result in negative cash flow until an adequate customer base is established. However, as our user base grows, we expect that incremental revenues can be generated with decreasing incremental operating expenses. However, we make no assurances that we will be able to identify, attract, finance, or consummate our operational and strategic objectives, all of which are heavily dependent upon, among other things, the Company's ability to obtain additional financing. In order to help attain our goal, our strategy is to:

o Enhance our network capability for international transport with emphasis in Voice over IP (VoIP). The backbone between the two switching facilities in Miami and New York transports the legacy system, digital telephony and supports ATM as transport protocol for management of devices and redundancy among VoIP equipment for convenience. The international convergent IP network have been constructed with Lucent Technology and Cisco routing devices which supports the different business and class of service of the company.

o Phone 1 has entered into reseller agreements with payphone owners and operators. Through those payphones, we intend to offer domestic and international and domestic long distance, inclusive of Canada, telephone calls in the United States to anywhere in the world at competitive consumer rates. The company does not incur in any expense for maintaining and operating the payphones. The payphone owners and operators are responsible for installing the necessary proprietary hardware and signage (provided by the Company) as well as continuing to maintain the payphones. The payphone owners are also responsible for collecting the coins and keeping the payphones operational. The payphone owners are responsible for the monthly phone line charges for operating the payphone.

         This service is currently being offered in South Florida, Central Florida, metropolitan New York and certain other areas of the country on test basis and on a regular commerical basis. Phone 1's business plan is to roll out its services in six of the largest metropolitan areas of the United States, utilizing the Company's existing VoIP/ATM switching networks as well as other third party telecommunications providers.

         We currently have approximately 400 to 500 payphones that are undergoing tests conducted by five major telecom companies. If the tests are deemed successful by these telecom companies, it is expected that it will be an implementation of the Phone 1 services in their payphones.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are more fully described in Note A of the Notes to the Consolidated Financial Statements. As disclosed therein, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying Notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from those estimates and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of the Company's financial statements include those related to impairment of assets, allocation of purchase price to intangible assets, contingencies and the collectibility of accounts receivable. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, and product mix. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

RESULTS OF OPERATIONS

The discussion below relates to results of operations for the fiscal year ended March 31, 2002 and March 31, 2001 Revenues for the year ended March 31, 2002 were approximately $3,712,000 compared to $2,752,000 for the year ended March 31, 2001 an increase of $960,000 or 35%. The increase was primarily the result of $1,059,000 increase in arbitrage sales, which occur from packaging wholesale foreign termination rates from third-party carriers and reselling them to carriers that connect to one of the Company's domestic switch sites, $759,500 in prepaid calling cards and $137,000 in Phone1, Inc. sales. These increases were partially offset by a decrease in carrier sales. Carrier sales amounted to approximately $970,000 and $1,911,000 in March 31, 2002 and 2001, respectively, a decrease of $941,000. The decrease was due to the competitive pricing pressures and discontinuation of our overseas Point of Presence (POPs) Carrier sales are wholesale carrier termination sales of international voice and data telecommunications into foreign countries.

Cost of sales for the year ended March 31, 2002 were approximately $5,916,000 compared to $5,132,000 for the year ended March 31, 2001, an increase of $784,000 or 15%. The two major components cost of sales are fixed recurring cost and variable cost. Fixed recurring cost for the year ended March 31, 2002 and March 31, 2001 were approximately $3,162,000 and $4,659,000, respectively, a decrease of $1,497,000 or (32%). The decrease was primarily due to the Company terminating certain service agreements with vendors. Variable cost was $2,405,000 and $473,000 of the cost of sales for the year ended March 31, 2002 and March 31, 2001, respectively, an increase of $1,932,000 or 408%. The increase is primarily attributable to the increased traffic volumes associated with revenue growth from arbitrage sales and prepaid calling cards.

Selling, general, and administrative expenses totaled approximately $7,945,000 for the year ended March 31, 2002 and $6,524,000 for the year ended March 31, 2001, an increase of $1,421,000 or 22%. The increase was due to the salaries, professional fees and other expenses for the Phone 1 subsidiary.

Marketing and promotion expense totaled approximately $1,449,000 and $460,000 for the year ended March 31, 2002 and 2001, an increase of $989,000 or 215%. The increase relates to the marketing and advertisement for the Phone 1 subsidiary.

Depreciation expense for the year ended March 31, 2002 was $3,114,700 and for the year ended March 31, 2001, the amount was $2,650,000, an increase of $465,000 or 18%. Amortization of intangible assets incurred because of acquisitions, which amounted to $7,772,000 and $891,600 for the period ended March 31, 2002 and 2001, respectively, an increase of $6,880,000 or 770%. Loan cost amortization of approximately $0 and $24,647,000 was recorded for the years ended March 31, 2002 and 2001, respectively. (See Note M of the attached consolidated financial statements) Provision for non-current assets for the year ended March 31, 2002 amounted to approximately $730,000. Included in this amount are approximately $639,000 reserves for fixed assets overseas and approximately $91,000 for fixed assets no longer in use. No such provision was made for the year ended March 31, 2001. Net interest expense for the year ended March 31, 2002 was $1,059,000 and $2,061,000 for the year ended March 31, 2001, a decrease of $1,003,000 or 49%. Such decrease was the result of debt reductions. Losses from the write-off and disposal of fixed assets amounted to $1,616,000 and $3,708,000 for March 31, 2002 and March 31, 2001, respectively, a decrease of $2,093,000 or 56%. During March 31, 2002, the Company wrote off $644,000 of equipment stored at a third party facility which the third party claims was their equipment. As a result of the discontinuance of operations in Brazil, the Company wrote-off equipment of approximately $234,000. The Company wrote off certain billing software due to a disagreement with a vendor in the amount of approximately $558,000. In addition, the Company wrote-off approximately $170,000 of switch equipment not in use. In March 31, 2001, the Company purchased equipment from a vendor for approximately $2,100,000. The vendor did not deliver the equipment to the Company and the Company did not have possession of the equipment as of March 31, 2001. As a result, the Company wrote off the equipment. The Company also wrote off approximately $1,600,000 of additional equipment due to the discontinuation of their sites in Jamaica and Panama during the year ending March 31, 2001. Settlement of service agreement for the year ended March 31, 2002 was $1,076,000, which resulted from the Company settling certain service agreements with vendors. Loss on investments in other ventures amounted to $693,000 for the year ended March 31, 2002. The expenses were primarily incurred due to the Company discontinuing its operations in Brazil, Morocco and Ivory Coast. Gains on extinguishment of debt amounted to approximately $11,441,000 for the year ended March 31, 2002, which resulted from the extinguishment of its vendor debt. (See Note H of the attached consolidated financial statements)

LIQUIDITY AND CAPITAL RESOURCES

We currently have two main switch facilities, one located in New York and the other in Miami, Florida. The costs associated with the initial construction and operation of a network may vary primarily due to market variations in geographic and demographic characteristics, and the types of construction technologies, which can be used to deploy the network. As we develop and roll out Phone 1 services in each of our markets, additional capital expenditures, marketing and net operating costs will be incurred. The amount of these costs will vary, based on the number of payphones served and the actual services provided.

We are incurring negative cash flows due, in major part, to the funding requirements for working capital, network construction, development, marketing and early stage operational cost for the Phone1 subsidiary. We expect to continue to incur negative cash flow for at least two years. We make no assurance that our networks or any of our other services will ever provide a revenue base adequate to sustain profitability or generate positive cash flow. During fiscal year 2003, the amount of capital required for implementation of our integrated networks, marketing and other services and to fund negative cash flow, including interest payments, is now projected to be at least $20,000,000.

Developing, enhancing and rolling out new services and expending networks will also require substantial capital expenditures. The funding of these expenditures is dependent upon the Company's ability to raise substantial equity and debt financing. We are actively seeking additional funding from a variety of sources, including potential issuances of our securities in one or more private transactions. However, we make no assurances that we will be able to obtain such financing or, if obtained, that it will be on terms profitable to us.

By reason of factors outlined in the attached report of independent certified public accountants, the auditors are of the belief that there substantial doubt about the Company's ability to continue as a going concern. Management plans to address those issues as described in Note B of the financial statements.

EQUIPMENT FINANCING AGREEMENTS

In order for us to continue to acquire the VoIP/ATM switching network equipment necessary to develop our network, we had entered into various equipment financing agreements with equipment vendors. Equipment vendors typically finance capital equipment used by us in our network . In the instance of a direct financing facility, the vendor itself will negotiate the facility with us, advance the funding, receive payments, and administer all details related to the transaction. In an indirect financing transaction, the vendor will have pre-selected a group of third party financial institutions that will represent the vendor to affect customer financing. The vendor accepts an order from us, while the financing institution and we will together negotiate the financial details of the transaction. The respective facility is characterized either as conditional sales contract or as a capital lease agreement, generally with a nominal buy-out option at termination. Regardless of the form of the agreement, the facilities feature deferred payment terms, multi-year maturity dates and allowance for such ancillary soft costs as shipping, taxes, installation and set-up necessary to place the equipment into service.

On October 25, 1999, the Company entered into two separate equipment financing agreements with a telecommunications equipment vendor, and on January 24, 2000, the Company entered into an additional equipment financing agreement with the same vendor. Pursuant to these agreements, we purchased switches and routers and pay for related ancillary costs of equipment maintenance, installation, and preparation. The Agreement has a term of 36 months for the purchase of equipment and 24 months for ancillary costs including shipping, taxes, installation, cabling, and software. In June 2001, the Company entered into an agreement with the vendor. The Company returned $4,197,064 of equipment and paid $3,002,936 in cash for full and complete satisfaction of the approximately $14.4M outstanding obligations due to the vendor. The Company recorded approximately $7.2 million of extraordinary gain due to the settlement of debt.

On August 23, 1999, the Company entered into an equipment financing proposal with another vendor. Pursuant to the proposal, the Company had the ability to borrow up to $10 million in order to purchase equipment and services and to pay for ancillary costs associated with the installation and preparation of the equipment for operation. The equipment facility was divided into three phases. Phase 1 was for up to $1,750,000 and was to be used towards the purchase equipment to be deployed outside of the United States. Phase 2 was for up to $6,750,000 and was to be used towards the purchase of equipment to be deployed in the United States. Phase 3 was for up to $1,500,000 and was to be used towards the purchase of professional services, plus costs relating to taxes and shipping. On September 15, 1999, GCC entered into a Master Conditional Sale Agreement with the same vendor finalizing all of the terms and conditions of the equipment financing proposal. On September 30, 2001, the Company entered into an agreement with the vendor. The Company paid $1.0 million in cash and signed a $2,000,000 promissory note bearing an interest rate of 8.5% to the vendor for full and complete satisfaction of the outstanding obligations to the vendor. The Note and the accrued interest will be paid in four (4) quarterly installments on December 31, 2001, March 31, 2002, June 30, 2002, and September 30, 2002. The
Note is secured by a lien on the vendor's equipment and a guaranty of the Company. When the Agreement was reached the total obligation owed to the vendor, including interest was approximately $7.2M. The Company recorded approximately $4.2 million of extraordinary gain due to the settlement of the debt.

TERMINATION OF CERTAIN AGREEMENTS WITH VENDORS

On April 4, 2002, the Company terminated a telecommunication service agreement with a vendor, whereas the vendor agreed to release the Company of all claims for the outstanding balance owed to the vendor and the execution of a new co-location agreement with the vendor. The Company did not incur any penalties as a result of the early termination. The Company entered into a new agreement with the vendor for equipment racks to house the Company's equipment. Under the new agreement, the Company is required to pay for services totaling $768,000 at a rate of $19,200 per month, through August 9, 2005.

On June 28, 2002 the Company reached an agreement with a vendor to terminate all agreements and release the Company of all claims for the outstanding balance owed to the vendor. Under the settlement the Company will pay $150,000 at the signing of the agreement, vendor will retain the deposit of approximately $46,000. In addition, the Company will pay $10,000 a month for 18 months starting from December of 2002. In the event the Company orders new services from the vendor the monthly, payments of $10,000 will be applied against the new services.

LOANS FROM GNB BANK (PANAMA) S.A.

Since February 2000, the Company has entered into a series of financings and refinancings with GNB Bank (Panama) S.A. ("GNB Bank"). On February 29, 2000, the Company obtained a loan from GNB Bank in the principal amount of $5.0 million plus interest at Citibank N.A.'s base rate plus 1%. The GNB Loan was evidenced by an unsecured convertible promissory note ("GNB Note") that was due October 31, 2001 (the "Maturity Date").

The principal portion of the Loan and the Note was convertible, in whole or in part, either prior to or after the Maturity Date, as elected by GNB Bank into that number of shares of common stock of the Company with certain preferential rights ("Qualifying Shares"), if there was a private placement in the amount of not less than $10.0 million to persons unrelated to GNB Bank of a new series of the common stock of the Company ("Qualifying Private Placement"); or that number of shares of common stock of the Company equal to the principal and interest accrued under the GNB Note, as elected by GNB Bank to be converted, divided by the lower of the price of any Qualifying Shares issued by the Company in a Qualifying Private Placement, if any, or the average closing price of the shares of the Company common stock during 20 consecutive trading days prior to any notice to convert.

As of June 6, 2001, the Loan Agreement was further modified to provide that the GNB Note could be converted into either common stock or any other class of equity stock.

On June 26, 2001, GNB Bank converted the outstanding principal amount of the Loan into 4.0 million shares of Series A Convertible Preferred Stock ("Series A Preferred") of the Company. The Series A Preferred carries an 8% yearly dividend, votes with the holders of Common Stock on a one-vote-for-one-share basis, and is convertible into Common Stock on a one-share-for-one-share basis. For a further description of the series A Preferred see "Sale of Preferred Stock" below.

In June 2001, the Company entered into two additional loans with GNB Bank in the principal amount of $1.25 million and $1.2 million, respectively, plus interest at Citibank N.A.'s base rate plus 2%. Payments of the outstanding obligations were due on July 8, 2001. The proceeds from the loan were used for working capital. Additionally, GNB Bank loaned Phone 1 an aggregate of $3,050,000 for working capital, which obligations were assumed by the Company because of its acquiring Phone 1. The loans to Phone 1 were due on July 6, 2001 (as to $2.75 million) and on July 8, 2001 (as to $300,000). On June 29, 2001, the Company repaid all of the outstanding obligations due to GNB Bank by the Company and Phone 1.

On July 31, 2001 Phone 1, entered into a loan with GNB Bank in the principal amount of $2.0 million, plus interest at Citibank N.A.'s base rate plus 2%. Payment of the outstanding obligations was due on September 17, 2001. The proceeds from the loan were used for working capital. On September 28, 2001, the Company repaid the $2.0 million loan, plus the accrued interest.

On September 28, 2001, Phone 1 entered into a loan agreement with GNB Bank in the principal amount of $6.0 million, plus interest at the rate of 10% per annum. The GNB Loan was evidenced by an unsecured convertible promissory note (the "$6 million Note") that was due September 27, 2002. The loan was guaranteed by the Company. The principal and interest of the Loan and the $6 million Note is convertible, in whole or in part, prior either to or after its Maturity Date (if the loan and the note are not fully paid.). On November 1, 2001, the Company repaid the $6.0 million loan, plus the accrued interest.

On October 31, 2001, Phone 1 entered into a loan agreement with GNB Bank in the principal amount of $10.0 million, plus interest at the rate of 10% per annum. The GNB Loan is evidenced by an unsecured convertible promissory note (the "$10 million Note) that is due October 30, 2002. The Loan is guaranteed by the Company.

The principal and interest of the $10 million Note is convertible, in whole or in part, prior either to or after the maturity date (if the loan and the note are not fully paid), as elected by GNB Bank into:

         1. that number of shares of common stock or any other class of securities issued by Phone 1, having privileges or rights senior to the common stock, equal to the principal and interest accrued thereon under the $10 million Note that the GNB Bank elects to convert divided by:

                  o If GNB Bank has elected to convert the Loan and the $10 million Note in whole, such conversion price per share that results in granting to the GNB Bank such number of securities of the Company representing 12.5%, on a fully diluted basis, of the total issued and outstanding stock of the Company immediately after the conversion: and

                  o If GNB Bank has elected to convert the Loan and the $10 million Note in part, such conversion price per share that results in granting to the GNB Bank such number of securities of the Company representing the percentage, on a fully diluted basis, of the total issued and outstanding stock of Phone 1 equal to 7.5% multiplied by the principal amount and interest of the $10 million Note that GNB Bank elects to convert divided by the total outstanding principal and interest of the $10 million Note (the "Partial Election Percentage"); or

         2. That number of shares of common stock of the Company equal to the principal and interest accrued thereon under the $10 million Note that the GNB Bank elected to convert divided by 1.5.

On March 27, 2002, the Company signed an Overdraft Facility with GNB Bank for $2,000,000 with an interest rate of 12% per annum. The Overdraft Facility expires on March 27, 2003 and it is callable, however, the facility was extended and on April 29, 2002, the Company increased its Overdraft Facility up to an aggregate amount of $3,200,000. On May 30, 2002, the Company obtained an additional $380,000, increasing the overdraft facility to an aggregate amount of $3,580,000. Effective on June 20, 2002, the aggregate principal outstanding amount under this Overdraft facility was increased to $4,580,000.

Jaime Gilinski, Chairman of the Board of the Company, is also the Chairman of GNB Bank. Mr. Gilinski has provided collateral to GNB Bank for the payment and performance of the Company and Phone 1 of each of the loans from GNB Bank and the Overdraft Facility.

LOANS FROM FINANCIAL INSTITUTIONS

On March 29, 2002, the Company entered into a loan agreement with a related party financial institution in the principal amount of $1 million. The loan was funded April 1, 2002. The interest rate charged on the loan agreement was based on the prime rate plus 1%. The loan was evidenced by a promissory note. The loan was payable on demand and it was paid off on April 29, 2002.

On April 29, 2002, the Company entered into a loan agreement with a related party financial institution in the principal amount of $1 million. The interest rate charged on the borrowings under the loan agreement was the prime rate plus 1%. The loan was payable on demand and the outstanding balance under the loan agreement was paid on May 31, 2002.

On May 30, 2002, the Company signed a new loan agreement with a related party financial institution in the principal amount of $1 million. Interest rate charged on the borrowing under the loan agreement is 5.75%. The loan is payable on demand.

Jaime Gilinski has guaranteed the payment and performance by the Company of the three loans described above.

SALE OF PREFERRED STOCK

On June 26, 2001, the Company sold an aggregate of 5.0 million shares of its Series A Preferred Stock (the "Series A Preferred") for $2.00 per share. The Series A Preferred is entitled to receive dividends at the rate of 8% per annum, only if declared by the Board of Directors. Upon any liquidation or dissolution of the Company (including certain deemed liquidations) the holders of the Series A Preferred are entitled to receive an amount equal to the amount paid for such stock plus any accrued but unpaid dividends before any amounts are distributed to the holders of any junior stock (including the Company's common stock). Holders of the Series A Preferred are entitled to one vote per share and, except in certain limited circumstances, vote together with the holders of the Company's common stock. Certain actions may not be undertaken without the separate vote of the holders of at least 70% of the then outstanding Series A Preferred. Shares of the Series A Preferred are convertible into shares on common stock initially on a one for one basis. The conversion rate is subject to adjustment upon the occurrence of certain dilutive stock issuances and in the event of stock splits, reclassifications and the like.

GNB Bank purchased 3.0 million shares of the Series A Preferred for an aggregate of $6.0 million and Premium Quality Fund, a Cayman Islands company ("PQF"), acquired 2.0 million shares of the Series A Preferred for an aggregate of $4.0 million. The proceeds from the sale were used to pay off certain outstanding obligations and to meet working capital requirements. The sales were made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

SALE OF COMMON STOCK TO COMPANY DIRECTORS

As of April 30, 2001, three of the Company's Directors each purchased 10,000 shares of restricted common stock at the then fair market price of $1.95 per share. The proceeds from the sales were used for working capital. In June 2001, the Company's fourth Director also purchased 10,000 shares on the same terms.

ITEM 7.  FINANCIAL STATEMENTS

The report of Grant Thornton LLP, our independent certified public accountants, dated June 12, 2002. and the consolidated financial statements of the Company are filed as part of this Form 10-KSB and are set forth on pages F-1 to F-23.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has experienced a net loss of $ 16,548,256 for the year ended March 31, 2002. Additionally, the Company's current liabilities exceeded its current assets by $16,078,889 at March 31, 2002. A convertable loan payable in the amount of $10.0M is due to a related party bank and the Company used cash of $ 11,689,228 in its operations for the year ended March 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans about these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information concerning the Company's executive officers and directors as of June 17, 2001:


             Name              Age        Position
--------------------------------------------------------------------------------
Jaime Gilinski                 44         Chairman of the Board of Directors

Syed Naqvi                     37         Chief Financial Officer

Louis Giordano                 36         Director

Frederic Z. Haller             56         Director

Michael Spritzer               57         Director

John Wilson                    53         Director


JAIME GILINSKI has served as the Chairman of the Board and as a Director since September 2001. Mr. Gilinski has served as Chairman of GNB Bank (Panama) S.A., since 1998 and Chairman of Eagle National Holding Company, of Miami, Florida, which owns approximately 99.5% of Eagle National Bank of Miami N.A. He was the Chairman of Banco de Colombia, one of the largest banks in the Republic of Colombia, from January 1994 to December 1997. He has also served as Chairman of other banks within the United States and in Latin America commencing in 1992. Mr. Gilinski received a Bachelors degree in Industrial Engineering from Georgia Tech University in 1978 and a Masters in Business Administration from Harvard University in 1980; spent approximately one year thereafter as an associate at Morgan Stanley & Company in the investment banking area; and then spent the next 9 years planning and implementing business strategies for various companies in the consumer products and snack food businesses in South America in conjunction with several major multinational United States companies.

SYED A. NAQVI has served as the Controller of Phone1 Globalwide since December 2000, and has served as its Chief Financial Officer since May 2001. Mr. Naqvi has experience in operational finance and consulting in various executive/management positions. Before joining Globaltron, from August 1999 to November 2000, he was the executive consultant for Focus Consulting Group providing strategic consulting and business development services to startups, middle market companies, and advising various governments and companies in contract negotiations. From March 1998 to August 1999, Mr. Naqvi was the Chief Financial Officer of Intelesis Group Inc. From February 1997 to February 1998, Mr. Naqvi was the Chief Financial Officer of TelMed Inc. Mr. Naqvi has also held various positions with Columbia-HCA, Inc. and Laboratory Corporation of America Holdings. Mr. Naqvi received his B.A. in Accounting from Florida Atlantic University. He is a Certified Public Accountant and a member of Financial Executives International.

LOUIS GIORDANO has served as a Director since February 2000. He currently has served as the Executive Vice President and Chief Financial Officer of New World Network Holdings, Ltd. (New World) since June 2000, when New World received approximately $400 million in a combination of debt and equity financing to complete its funding of ARCOS-1, a fiber optic submarine cable ring which connects the United States to points in Mexico, Central America, South America and the Caribbean. Before joining New World, Mr. Giordano served in the financial services sector for more than 13 years, primarily in mergers and acquisitions in Latin America. Mr. Giordano served as Director of Latin American Corporate Finance at Barclays Bank PLC from 1997 to 1998, where he managed a group providing debt financing to telecommunications and power companies in Latin America. From 1995 to December 1997, Mr. Giordano was employed at and served on the Board of Directors of Banco de Colombia where he served as an advisor on international strategy and operations advising the Chairman of the Board of Directors. Mr. Giordano received his B.S. in Finance from the University of Virginia.

FREDERIC Z. HALLER has served on our Board of Directors since February 2000 and currently serves as a Director of a number of international companies located in the United States, Luxembourg, Johannesburg, South Africa, and London, England. From 1997 to 1999, Mr. Haller was Chairman of the Emerging Markets Traders Association. From 1990 to 1999, Mr. Haller served as a Director and member of the Executive Committee of Deutsche Bank Group, located in Frankfurt, Germany; a Director and head of emerging markets-investment bank of Morgan Grenfell PLC, a London-based merchant bank; and a Director and a member of the Management Committee of Deutsche Morgan Grenfell a London-based merchant bank. Mr. Haller currently resides in London, England.

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

JOHN WILSON has served on our Board of Directors since March 2002 and since November 2000 he also serves as director of A Novo Broadband Corporation. From December 1998 to January 2002 Mr. Wilson was a Managing Director Senior Advisor of Credit Suisse First Boston Corporation. From August 1996 to December 1998 Mr. Wilson was Director Investment Banking of Credit Suisse First Boston Corporation. From December 1995 to August 1996 Mr. Wilson was Vice President Investment Banking of Salomon Brothers Incorporated. From July 1992 to December 1995 Mr. Wilson was the Vice President Finance of Bell Canada International. Mr. Wilson received his BA in Economics from North Carolina State University and his MA in Applied Economics from the University of North Carolina.

It is the Board's intent to increase the size of the Board of Directors in the near future. The Board is also actively seeking to hire a Chief Executive Officer.

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

A Form 4, which was to be filed by our former Chief Executive Officer and Chairman of the Board, Gary Morgan, for February 2001, has not yet been filed. Frederic Haller, one of our Directors, was late in filing his Form 3 and a Form 4 for the period of May 2001.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain summary information for the years indicated concerning the compensation awarded to, earned by, or paid to (i) those persons serving as the Chief Executive Officer during the 2001 fiscal year, and (ii) up to three additional individuals who had served as an Executive Officer of the Company during the 2001 fiscal year but who were not Executive Officers at March 31, 2002. The persons named in this table shall be collectively referred to as the Named Executive Officers.

Summary Compensation Table

                                                                                               Long-Term Compensation

                                             Annual Compensation                       Awards               Payouts

                                      Fiscal                                         Restricted
                                      Year                         Other Annual       Stock      Options/    LTIP        All Other
Name and Principal Position           End    Salary     Bonus ($)  Compensation ($)   Awards ($)   SARs    Payouts   ($)Compensation


Kevin P. Fitzgerald, Former Chief     2002   $ 24,231     -0-           -0-          $  -0-        -0-        -0-         220,000
Executive Officer (1)
                                      2001   $150,000     -0-           -0-          $96,000       -0-        -0-            -0-

Syed Naqvi  Chief Financial           2002   $146,538      -0-          -0-             -0-        -0-        -0-            -0-
Officer (2)


(1) Mr. Fitzgerald served as Chief Executive Officer from October 2, 2000 through April 30, 2001.

(2) Mr. Naqvi has served as Chief Financial Officer since May 22, 2001.

The following sets forth certain information regarding the Company's outstanding stock option plans as of March 31, 2002:

EQUITY COMPENSATION PLAN INFORMATION
                                                                                                     Number of Securities Remaining
                                    Number of Securities to                                         Available for Future Issuance
                                    be Issued upon Exercise         Weighted-average Exercise       Under Equity Compensation Plan
                                    of Outstanding Options,       price of Outstanding Options,    (excluding securities reflected
          Plan Category               Warrants, and Rights             Warrants and Rights                   in column(a)
     ------------------------     --------------------------     -------------------------------    --------------------------------
     Equity Compensation
     Plans approved by
     Security Holders                      1,916,000                          $2.58                            2,084,000

     Equity Compensation
     Plans not approved by
     Security Holders                          0                                0                                  0
                                   --------------------------    -------------------------------    --------------------------------
     Total                                 1,916,000                          $2.58                            2,084,000

STOCK OPTION GRANTS IN LAST FISCAL YEAR

During the fiscal year ended March 31, 2002, the following options were granted to the following Named Executive Officers.


                                              Individual Grants

                          Number of Securities         Percent of Total
                           Underlying Options         Options/SARs Granted        Exercise Price
Name                        SARs Granted ($)       to Employees in Fiscal Year    Base Price($SH)     Expiration Date
----                        ----------------       ---------------------------    ---------------     ---------------

Syed A. Naqvi                200,000                       62.5%                   $2.25               May 22, 2011


COMPANY AMENDED AND RESTATED STOCK INCENTIVE PLAN

The Company sponsors the Amended and Restated Phone 1 Globalwide 2000 Stock Incentive Plan (Stock Incentive Plan) which has 4.0 million shares reserved for issuance. Participation in the Stock Incentive Plan is limited to employees, consultants and directors of the Company and its affiliates. The Stock Incentive Plan provides for grants of non-qualified stock options (NQSOs) and incentive stock options (ISOs) to purchase shares of common stock and restricted stock (collectively, the Awards). The Stock Incentive Plan provides for equitable adjustment of the number of shares subject to the Stock Incentive Plan, the number of shares of each subsequent award of stock, and the unexercised portion of the stock option award described below in the event of a change in the capitalization of the Company due to a stock split, stock dividend re-capitalization, merger, or similar event.

In April, 2002, the Board of Directors amended and restated the Stock Incentive Plan to increase the number of shares of common stock that may be subject to stock options granted to non-employee directors upon their beginning service as a director from 50,000 shares to 150,000 shares and to authorize the grant of stock options to purchase up to a maximum of 75,000 shares in any calendar year. Stock option grants made in connection with a non-employee director's beginning service shall be 50% vested and exercisable on the date of grant and the remainder of the stock option will vest and become exercisable on the first anniversary of the date of grant. Stock option grants made in calendar years other than the calendar year in which a non-employee director begins service shall vest and become exercisable as determined by the Board of Directors. The Board of Directors also amended the Stock Incentive Plan to provide for a "cashless exercise" procedure with respect to all stock options granted under the Stock Incentive Plan if the Common Stock is quoted on the Over The Counter Bulletin Board.

Unless terminated by the Board of Directors earlier, the Plan shall terminate on October 1, 2010.

As of March 31, 2002, options to purchase 1,916,000 shares were outstanding at exercise prices ranging from $.95 to $5.50 and 2,084,000 shares were available for issuance under the Stock Incentive Plan.

OPTION EXERCISES AND YEAR END VALUES

The following table provides information on options exercised in the fiscal year ended March 31, 2002 by the persons named in the Summary Compensation Table above, the number of unexercised options each of them held at March 31, 2002 and the value of the unexercised in-the-money options each of them held as of that date.


------------------------------------------------------------------------------------------------------------------------------------

                                                                              Number of Securities          Value of Unexercised
      Name                                                                   Underlying Unexercised             In-the-money
                               Shares Acquired         Value Realized        Options/SARs at FY-End             Options/SARs
                                 on Exercise                 ($)            Exercisable/Unexercisable          at FY-End ($)
                                                                                                          Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
   Kevin Fitzgerald                 -0-                     -0-                 384,000 / 00                        0 / 0

   Syed A. Naqvi                    -0-                     -0-                 125,000 / 75,000                    0 / 0

------------------------------------------------------------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

Under the Stock Incentive Plan, non-employee directors may receive an option to purchase up to a maximum of 150,000 shares of Common Stock as of the date the non-employee Directors begins serving in that capacity. Additionally, each non-employee director may also receive an option to purchase up to a maximum of an additional 75,000 shares of Common Stock in a calendar year. The exercise price for each option is the fair market value of the Common Stock at the time of grant. On March 12, 2002, each non-employee director received an option to purchase additional 50,000 shares of Common Stock at $0.95 per share.

EMPLOYMENT AND CONSULTING AGREEMENTS

Kevin P. Fitzgerald. Effective October 2, 2000, Globaltron entered into an employment agreement with Kevin P. Fitzgerald, our former Chief Executive Officer, and a former Director. Pursuant to the agreement, Mr. Fitzgerald received an annual base salary at the rate of $300,000 per annum, all normal Company benefits, and stock options. On April 30, 2001, Mr. Fitzgerald left the Company effective as of the to pursue other business and financial opportunities. Mr. Fitzgerald will received a total of $220,000 starting May 1, 2001 for over a period of nine months. Additionally, the exercise period for Mr. Fitzgerald's vested options to purchase 384,000 shares of Company common stock at $5.50 per share was extended through July 31, 2002. He is subject to the non-disclosure provisions of his agreement, and he may not compete with the Company through February 2002.

Gary Stukes. In December 1999, we executed an employment agreement dated December 31, 1999 with Gary Stukes, then President of our wholly owned subsidiary, Globaltron Communications Corporation. Pursuant to his agreement, Mr. Stukes received an annual base salary for the fiscal year 2001 of $263,261. Mr. Stukes also received all normal Company benefits, reimbursement for reasonable out-of-pocket expenses incurred in connection with Company business and use of a premium class automobile. Pursuant to the employment agreement, Mr. Stukes is subject to confidentiality, no solicitation, and non-competition provisions. At no time may he divulge any confidential information concerning our business or trade secrets. As of February 28, 2001, Mr. Stukes and the Company mutually agreed to terminate his employment agreement. Contemporaneously, the Company entered into an agreement with Mr. Stukes and a corporate affiliate of his whereby the affiliate served as an independent advisor to the Company with respect to all issues relating to the telecommunications industry for a period of 10 months. Under the consulting agreement, the affiliate received $125,000.

Syed A. Naqvi. The Company granted Mr. Naqvi an option to acquire up to 200,000 shares of Company's Common Stock, exercisable at $2.25 per share through May 21, 2011. 50,000 options to purchase shares of Common Stock were fully vested at the grant date. The remaining options will vest in increments of 37,500 each, every six months. Mr. Naqvi receives an annual base salary at the rate of $165,000 per annum and is entitled to receive all normal Company benefits and reimbursement for reasonable out-of-pocket expenses incurred in connection with Company business.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 17, 2002, the shares of Common Stock owned beneficially by (i) each of our Executive officers, (ii) each of our current Directors, (iii) all Executive Officers and Directors as a group, (iv) each person known by us to be the beneficial owner of more than five percent of our Common Stock. Beneficial Ownership is a technical term broadly defined by the Securities and Exchange Commission to mean more than ownership in the usual sense. For example, you beneficially own Common Stock not only if you hold it directly, but also if you hold indirectly (though a relationship, a position as a director or trustee, or a contract or understanding), have (or share the power to vote the stock, or sell it) the right to acquire it within 60 days. Except as disclosed in the footnotes below, each of the Executive Officers, Directors and Nominees for Directors listed have sole voting and investment power over his or its shares. As of June 17, 2002, there were 41,078,072 shares of Common Stock issued and outstanding and approximately 100 holders of record.




Name (1)                            Current Title                               Shares Beneficially Owned (4)    Percent of Class

Kevin P. Fitzgerald(2)           Former Chief Executive Officer and                      384,000                         *
                                 Former Director

Syed A. Naqvi (1) (3)            Chief Financial Officer                                 125,000                         *

Jaime Gilinski (4)               Director, Chairman                                          0                           *

Louis Giordano (1)(5)            Director                                                185,000                         *

Frederic Z. Haller (1)(6)        Director                                                230,000                         *

Michael Spritzer (1)(7)          Director                                                196,000                         *

John Wilson  (1) (8)                                                                      95,000                         *

All Current Officers and                                                                 831,000                      2.0%
Directors as a Group
(six persons)(9)

GNB Bank (10)(11)(4)                                                                   9,500,000                     23.1%

Premium Quality Fund (12) (13)                                                        16,294,000                     39.6%

Whitmer Ltd. (14)                                                                      9,576,000                     23.3%




* Less than 1%.

(1) The address for each of the Company's Directors and Executive Officers is 100 North Biscayne Boulevard, Suite 2500, Miami, Florida 33132.

(2) Mr. Fitzgerald's address is 5225 Collins Avenue, #709, Miami, Florida 33140. This represents options to purchase up to 384,000 shares at $5.50 per share through July 2002.

(3) Represents options to purchase up to 125,000 shares at $2.25 per share through May 21, 2011

(4) Jaime Gilinski, Chairman of the Board of the Company, is also the Chairman of GNB Bank. Mr. Gilinski does not have the power to direct the vote of the shares owned by GNB Bank. Mr. Gilinski's immediate family are the beneficiaries of a trust which indirectly owns GNB Bank. Neither Mr. Gilinski nor any of such family members have or share investment authority with regard to the assets of the trust. Consequently, Mr. Gilinski disclaims beneficial ownership (for U.S. securities law purposes) of the shares of the Company's capital stock owned by GNB Bank. The address of Mr. Gilinski is Torre Banco Continental, Piso 30, Calle 50 y Aquilino De La Guardia, Panama City Panama.

(5) Includes options to purchase (i) 50,000 shares at $3.125 per share and (ii) 75,000 shares at $1.95 per share (iii) 50,000 shares at $0.95 per share

(6) Includes options to purchase (i) 50,000 shares at $3.125 per share and (ii) 75,000 shares at $1.95 per share (iii) 50,000 shares at $0.95 per share

(7) Includes options to purchase (i) 50,000 shares at $3.125 per share and (ii) 75,000 shares at $1.95 per share (iii) 50,000 shares at $0.95 per share.

(8) Includes options to purchase 50,000 shares at $0.95 per share

(9) Does not include Mr. Fitzgerald, our former Chief Executive Officer and a former Director.

(10) Their address is Torre Banco Continental, Piso 30, Calle 50 y Aquilino De La Guardia, Panama City, Panama.

(11) This amount includes 7.0 million shares of Series A 8% Convertible Preferred Stock, which is voting stock, based on one vote for each one share held and is convertible into Common Stock on a one-share-for-one-share basis.

(12) This amount includes 2.0 million shares of Series A 8% Convertible Preferred Stock, which is voting stock, based on one vote for each one share held and is convertible into Common Stock on a one-share-for-one-share basis.

(13) Its address is c/o Maples & Calder, P.O. Box 309, Grand Cayman, Cayman Islands, British West Indies

(14) Its address is c/o Aleman, Cordero, Galindo & Lee Trust (Panama) S.A., 2nd. Floor, Swiss Bank Building, East 53rd Street, Marbella, PO Box 6-1014, El Dorado, Panama City, Panama.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Alvaro Davila Pena, the former Vice President and Chief Operating Officer of Latin American Operations and a former Company Director, is an attorney and partner in the law firm, Davila Davila Asociados Ltda. in Bogota, Colombia. Mr. Davila resigned as an officer and a Company Director in February 2001. Mr. Davila and his law firm perform certain legal services on behalf of the Company. Mr. Davila invoices the fees for such legal services at his normal and customary rates. Mr. Davila is also reimbursed for all out-of-pocket expenses incurred in connection with the performance of such legal services.

David W. Sloan a former Chairman of the Board of Directors and a former Director is a senior partner with the law firm of Proskauer Rose LLP. Mr. Sloan and his law firm perform certain legal services on behalf of the Company. His law firm invoiced the Company at his firm's normal and customary rates. During the fiscal year ended March 31, 2002, the total amount invoiced by Proskauer Rose LLP to the Company, including fees and costs, was approximately $785,000.

GNB Bank, a principal shareholder, is also one of the Company's lenders. Please refer to the discussion under "Liquidity and Capital Resources - Loans from GNB" for a discussion of the terms of these loan transactions.

Michael Spritzer member of the Board is the Chairman of the Board of Eagle National Bank.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

2.12 Stock Purchase Agreement between Win-Gate Equity Group, Inc. and the Shareholders of Globaltron Communications Corporation dated January 21, 2000. (1)
2.2.1 Certificate of Merger between Phone 1Globalwide, Inc., a Florida corporation and Phone1Globalwide Inc., a Delaware corporation(16)
2.2.2 Articles of Merger between Phone1 Globalwide, Inc., a Florida corporation and Phone1 Globalwide Inc., a Delaware corporation (16)
2.3 Plan and Agreement of Merger between Phone 1Globalwide, Inc., a Florida corporation and Phone1Globalwide Inc., a Delaware corporation(16)
3.1.1    Articles of Incorporation of Win-Gate Equity Group, Inc.  (2)
3.1.2    Articles of Amendment to the Articles of Incorporation.  (13)
3.1.3 Certificate of Designation for the Series A 8% Convertible Preferred Stock (17)
3.1.4    Certificate of Incorporation of Phone1Globalwide, Inc.(16)
3.2.1    By-Laws of Win-Gate Equity Group, Inc.  (2)
3.2.2    Bylaws of Phone1Globalwide Inc.  (16)
4.1      Specimen Common Stock Certificate.  (2)
10.1.1   Win-Gate Equity Group, Inc. 1996 Stock Option Plan.  (2)
10.1.2   Globaltron Corporation's 2000 Stock Incentive Plan.  (12)
10.1.3 Amendment Number One to Globaltron Corporation 2000 Stock Incentive Plan (15)

10.1.4   Amended and Restated Phone1Globalwide 2000 Stock Incentive Plan
10.1.5   Amendment to Phone1Globalwide 2000 Stock Incentive Plan
10.1.6   Schedule A to the Minutes of the Board of Directors
10.2 Loan Agreement dated February 29, 2000 byand amon g Win-Gate Equity Group, Inc., Globaltron Communications Corporation, and GNB Bank (Panama) S.A.(4)
10.3 Letter Agreement dated February 29, 2000 between Gary D. Morgan and GNB Bank Panama, S.A. (4)
10.4 Loan Agreement dated July 26, 2000 between Win-Gate Equity group, Inc. and Arthur E. Lipson, Trustee(5)
10.5 Equipment Financing Proposal dated August 23, 1999 between Globaltron Communications Corporation and Lucent Technologies. (5)
10.6 Master Conditional Sale Agreement dated September 15, 1999 between Globaltron Communications Corporation and Lucent Technologies. (5)
10.7 Term Sheet dated June 23, 2000 between Globaltron Communications Corporation and Italtel SPA. (5)
10.8 Equipment Financing Agreement dated October 25, 1999 between Globaltron Communications Corporation and Cisco Systems Capital Corporation. (5)
10.9 Soft Cost Financing Agreement dated October 25, 1999 between Globaltron Communications Corporation and Cisco Systems Capital Corporation. (5)
10.10 Equipment Financing Agreement dated January 24, 2000 between Globaltron Communications Corporation and Cisco Systems Capital Corporation. (5)
10.11 Term Sheet dated July 13, 2000 between Globaltron Communications Corporation and Tropico Sistemas e Telecomunicacoes S.A. (5)
10.12 Term Sheet dated July 11, 2000 between Globaltron Communications Corporation and CPqD Technologies. (5)
10.13 Equipment Financing Agreement dated June 23, 2000 between Globaltron Communications Corporation and Gallant Capital & Finance, LLC. (5)
10.14 Term Sheet dated June 13, 2000 between Win-Gate Equity Group, Inc. and ECI Telecom Ltd. (5)
10.15 Executive Employment Agreement between Globaltron Communications Corporation and Gary Stukes(5)
10.16 Satellite Bandwidth Agreement dated November 9, 1999 between Globaltron Communications Corporation and Satelites Mexicanos, S.A. de C.V. (5)
10.17 Contract of Sale dated November 9, 1999 between Globaltron Communications Corporation and Owners of 64% of Startcomm Corporation.
         (5)
10.18 Amendment dated September 27, 2000 to the Loan Agreement dated February 29, 2000 among Win-Gate Equity Group, Inc., Globaltron Communications Corporation, and GNB Bank (Panama) S.A. (6)
10.19 Letter Agreement dated September 27, 2000 from Gary D. Morgan to GNB Bank (Panama) S.A. (6)
10.20 Letter Agreement dated September 27, 2000 from Win-Gate Equity Group, Inc. to GNB Bank (Panama) S.A. re: Transfer and Voting Matters. (6)
10.21 Stock Purchase Agreement dated September 27, 2000 between Gary D. Morgan and Tremaine Trading Co. (7)
10.22 Employment Agreement between Win-Gate Equity Group, Inc. and Kevin P. Fitzgerald dated September 27, 2000. (7)
10.23 Loan Agreement dated September 27, 2000 between Win-Gate Equity Group, Inc., Globaltron Communications Corporation, Gary D. Morgan, and Colpafinsa S.A. (7)
10.24 Pledge Agreement dated September 27, 2000 between Gary D. Morgan and Colpafinsa S.A. (7)
10.25 Stock Purchase Agreement dated April 11, 2000 between Win-Gate Equity Group, Inc. and Oriental Allied Holdings Ltd. (7)
10.26 Pledge and Security Agreement dated April 11, 2000 between Win-Gate Equity Group, Inc. and Oriental Allied Holdings Ltd. (7)
10.27 Settlement Agreement dated November 21, 2000 among Globaltron Corporation, Globaltron Communications Corporation, and Atlas Communications, Ltd. (8)

10.28 Agreement to Settle Promissory Note dated December 7, 2000 by and among International Investments Communications, Ltd., Globaltron Communications Corporation and Gary Morgan. (Exhibit omitted) (9)
10.29 Second Amendment dated as of December 5, 2000, but effective on October 24, 2000, to the Loan Agreement dated as of February 29, 2000, as amended September 27, 2000 by and among Globaltron Corporation, formerly known as Win-Gate Equity Group, Inc., Globaltron Communications Corporation and GNB Bank (Panama) S.A. (exhibits omitted) (11)
10.30 Pledge and Security Agreement dated as of November 21, 2000 between Gary D. Morgan and Arthur Lipson, trustee, with GNB Bank (Panama) S.A. and Colpafinsa S.A. as joiners to the Agreement. (11)
10.31 Amendment dated as of December 5th, 2000, but effective as of October 24, 2000, to a certain Loan Agreement, dated as of September 27, 2000, by and among Globaltron Corporation, formerly known as Win-Gate Equity Group, Inc., Globaltron Communications Corporation, Gary D. Morgan as Guarantor and Colpafinsa S.A. (10)
10.32 Common Stock Purchase Agreement dated May 15, 2001 between Globaltron Corporation and the shareholders of Phone 1, Inc. (14)
10.33 Pledge and Security Agreement dated May 15, 2001 between Globaltron Corporation and the shareholders of Phone 1, Inc. (14)
10.34 Loan Agreement dated October 31, 2001 among Phone1, Inc., Phone1 Globalwide Inc. and GNB Bank (Panama) S.A. (16)
10.35 Service and License Agreement dated April 4, 2002 by and between Globaltron Commnications Corporation and Verestar, Inc.
10.36 Equipment Vendor Settlement Agreement between Globaltron Communications Corporation and New Skies Satellites N.V.
10.37 Limited liability Company Agreement dated November 16, 2001 of Phone 1 Smart LLC between Phone 1 Inc. and MTG Interconnection LC (18)
10.38 Overdraft Loan Facility dated March 27, 2002 between GNB Bank (Panama) S.A. and Phone 1, Inc., together with promissory note in the amount of $2,000,000
10.39 Amendment to Overdraft Loan Facility dated April 29, 2002 between GNB Bank (Panama) S.A. and Phone 1, Inc., together with promissory note in the amount of $1,200,000.
10.40 Amendment to Overdraft Loan Facility dated May 30, 2002 between GNB Bank (Panama) S.A. and Phone 1, Inc., together with promissory note in the amount of $380,000.
10.41 Amendment to Overdraft Loan Facility dated June 20, 2002 between GNB Bank (Panama) S.A. and Phone1, Inc., together with promissory notes in the amounts of $400,000 and $600,000.
10.42    License Agreement dated June 21, 2002 between Quortech and Phone 1.
10.43    Promissory Note dated May 8, 2001 in the amount of $1,250,000.
10.44    Promissory Note dated June 6, 2001 in the amount of $1,200,000.
10.45    Promissory Note dated July 16, 2001 in the amount of $2,000,000
10.46 Loan agreement dated September 28, 2001 by and between Phone1, Inc. and Eagle National Bank of Miami.
10.47    Intentionally ommitted.
10.48 Loan Agreement dated March 29, 2002 by and between Phone1, Inc. and Eagle National Bank of Miami.
10.49 Loan agreement dated April 29, 2002 by and between Phone 1, Inc. and Eagle National Bank of Miami.
10.50 Loan Agreement dated May 30, 2002 by and between Phone 1, Inc. and Eagle National Bank of Miami.
21       List of subsidiaries of Phone 1 Globalwide Inc.

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

(17) Filed as an exhibit to the Company's Annual Report on Form 10-KSB (File No. 333-05188-A), as filed with the Securities and Exchange Commission on June 29, 200l.

(18) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 333-05188-A), as filed with the Securities and Exchange Commission on February 13, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHONE1 GLOBALBWIDE, INC.





BY:  /s/ Syed Naqvi
    ----------------------------------------------------------
         Syed Naqvi
         Chief Financial Officer



Date: July 1, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Jaime Gilinski                                          Date: July 1, 2002
---------------------------------------
Jaime Gilinski
Chairman of the Board

/s/ Syed Naqvi                                              Date: July 1, 2002
---------------------------------------
Syed Naqvi
(Principal Financial Officer)


/s/ Louis Giordano                                          Date: July 1, 2002
----------------------------------------
Louis Giordano
Director


/s/ Frederic Z. Haller                                      Date: July 1, 2002
----------------------------------------
Frederic Z. Haller
Director


/s/ Michael Spritzer                                        Date: July 1, 2002
----------------------------------------
Michael Spritzer
Director

/s/ John Wilson                                             Date: July 1, 2002
----------------------------------------
John Wilson
Director

                    Phone 1 Globalwide Inc. and Subsidiaries

                              Financial Statements

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

Report of Independent Certified Public Accountants ..................F-1

Consolidated Balance Sheet...........................................F-2

Consolidated Statement of Operations.................................F-3

Consolidated Statement of Stockholders Equity (Deficit)..............F-4

Consolidated Statement of Cash Flows.................................F-5 - F-7

Notes to Consolidated Financial Statements...........................F-8 - F-23

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors
Phone1 Globalwide, Inc.

We have audited the accompanying consolidated balance sheets of Phone1 Globalwide, Inc. and Subsidiaries ("the Company")as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phone1 Globalwide, Inc. and Subsidiaries as of March 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has experienced a net loss of $16,548,256 for the year ended March 31, 2002. Additionally, the Company's current liabilities exceeded its current assets by $16,078,889 at March 31, 2002, a convertible loan payable in the amount of $10,000,000 is due to a related party bank on October 31, 2002 and the Company used cash of $11,689,228 in its operations for the year ended March 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans about these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Grant Thornton LLP
-----------------------

Miami, Florida
June 12, 2002 (Except for Sixth and
Ninth Paragraphs of Note O, as to
which the dates are June 20, 2002
and June 28, 2002, respectively)

                    Phone 1 Globalwide Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    March 31,


                                     ASSETS

                                                                      2002            2001
                                                                 ------------     ------------
Current assets
    Cash                                                         $    174,120     $    643,886
    Accounts receivable, less allowance for doubtful
      accounts of $104,798 and $87,122 at March 31,
      2002 and 2001, respectively                                     220,224          294,979
    Prepaid expenses and other current assets                         177,161          127,321
                                                                 ------------     ------------

               Total current assets                                   571,505        1,066,186

Property and equipment, net                                         7,845,750       11,739,573
Equipment to be returned to vendor                                         --        4,200,000
Deposits and other                                                  1,122,283          440,734
Intangible Assets                                                  21,374,175               --
                                                                 ------------     ------------

               Total assets                                      $ 30,913,713     $ 17,446,493
                                                                 ============     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Bank overdraft - related party                               $     65,127     $         --
    Over draft facility - related party                             1,017,251
    Accounts payable                                                1,793,015        1,117,582
    Convertible loan payable to bank - related party               10,000,000        4,000,000
    Equipment note payable, current portion                         1,500,000        6,759,496
    Capital lease obligations, current portion                             --        4,324,852
    Accrued expenses and other current liabilities                  2,275,001        2,160,844
                                                                 ------------     ------------

               Total current liabilities                           16,650,394       18,362,774

Long-term capital lease obligation, net of current portion                 --        2,028,020

Equipment note payable, net of current portion                             --        6,750,000

Stockholders' equity
    Series A Convertible Preferred stock, par value of $.001,
    10,000,000 shares authorized; Total liquidation value
    $14,840,000, 9,000,000 and no shares of preferred stock
    issued or outstanding as of March 31, 2002 and
    March 31, 2001, respectively                                        9,000               --

    Common stock, par value of $.001, 200,000,000 shares
    authorized; 41,078,702 and 28,690,702 shares issued
    issued and outstanding as of March 31, 2002 and
    March 31, 2001, respectively                                       41,078           28,690

    Additional paid-in capital                                     83,141,611       42,657,123
    Accumulated deficit                                           (68,928,370)     (52,380,114)
                                                                 ------------     ------------

               Total stockholders' equity (deficit)                14,263,319       (9,694,301)
                                                                 ------------     ------------

               Total liabilities and stockholders' deficit       $ 30,913,713     $ 17,446,493
                                                                 ============     ============

The accompanying notes are an integral part of these statements.

                    Phone 1 Globalwide Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          For the Years Ended March 31,


                                                                    2002             2001
                                                                ------------     ------------

Revenue                                                         $  3,712,480     $  2,752,377

Expenses
    Cost of sales                                                  5,915,977        5,132,457
    General and administrative                                     7,945,146        6,524,697
    Marketing and promotion                                        1,449,930          460,453
    Depreciation                                                   3,114,718        2,650,023
    Intangible asset amortization                                  7,772,437          891,638
    Provision for non-current assets                                 729,658               --
    Settlement of service agreement                                1,075,694               --
    Loss on write-down and disposal of fixed assets                1,615,637        3,708,058
                                                                ------------     ------------

               Operating loss                                    (25,906,717)     (16,614,949)

Other income (expense)
    Loss on investment in other ventures                            (692,558)              --
    Interest expense, net                                         (1,058,796)      (2,060,952)
    Other expense                                                   (330,767)        (111,696)
    Amortization of deferred loan costs                                   --      (24,647,560)
    Settlement of service agreement                                       --       (1,350,000)
    Loss on acquisition and other deposit                                 --         (638,000)
    Loss on investment in Interloop                                       --       (2,091,894)
                                                                ------------     ------------

Loss before provision for income tax and extraordinary items     (27,988,838)     (47,515,051)

Income tax benefit                                                        --               --
                                                                ------------     ------------

Loss before extraordinary items                                  (27,988,838)     (47,515,051)

Extraordinary gain on extinguishment of debt                      11,440,582               --
                                                                ------------     ------------
Net Loss                                                        $(16,548,256)    $(47,515,051)
                                                                ============     ============


Basic loss per common shares:
    Loss before extraordinary gain                                     (0.75)           (2.22)

    Extraordinary gain on extinguishment of debt                         .30               --
                                                                ------------     ------------
Basic loss per share                                                   (0.45)           (2.22)
                                                                ============     ============

Diluted loss per common shares:
    Loss before extraordinary gain                                     (0.75)           (2.22)

    Extraordinary gain on extinguishment of debt                         .30               --
                                                                ------------     ------------
Diluted loss per share                                                 (0.45)           (2.22)
                                                                ============     ============

Weighted average shares of common stock outstanding:
    Basic                                                         38,519,513       21,387,244
    Diluted                                                       38,519,513       21,387,244
                                                                ============     ============

Note: Loss per share calculations includes provisions for Series A Preferred Stock dividend in the amount of $ 840,000 and $0 in March 31, 2002 and 2001, respectively.

The accompanying notes are an integral part of these statements.

                    Phone 1 Globalwide Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                   For the Years Ended March 31, 2002 and 2001



                                           Shares of                     Shares of
                                           Preferred     Preferred        Common         Common
                                           Stock          Stock           Stock          Stock
                                          -----------   ------------   -----------    ------------
Balance at March 31, 2000                                               18,150,702        18,150

Issuance of stock in lieu of interest                                        6,000             6

Cancellation of stock                                                      (20,000)          (20)

Issuance of stock - Interloop                                            1,000,000         1,000

Contribution from former CEO - loan
  costs                                                                         --            --

Issuance of stock options to employee                                           --            --

Issuance of stock to settle service
  Agreement                                                                400,000           400

Issuance of stock to settle notes
  payable                                                                  154,000           154

Contribution from related shareholder
  to settle note payable                                                        --            --

Issuance of stock for cash                                              10,000,000        10,000

Cancellation of stock - Interloop                                       (1,000,000)       (1,000)

Net loss                                                                        --            --
                                          ------------   -----------   ------------    ------------

Balance at March 31, 2001                          --            --     28,690,702    $   28,690

Issuance of stock to consultant                    --            --         48,000            48
Issuance of stock to directors                     --            --         40,000            40
Issuance of stock for Phone 1
   acquisition                                     --            --     12,000,000        12,000
Issuance of Preferred stock
   for conversion of loan                   4,000,000         4,000             --            --
Issuance of preferred stock                 2,000,000         2,000             --            --
Issuance of preferred stock                 3,000,000         3,000             --            --
Issuance of stock to settle service
   agreements                                      --            --         300,000           300
Issuance of stock options to consultants           --            --             --            --
Net Loss                                           --            --             --            --
                                         -------------   -----------   ------------    -----------

    Balance at March 31, 2002               9,000,000         9,000     41,078,702         41,078
                                         =============   ===========   ============    ===========
[restub]

                                                                                 Total
                                            Additional                        Stockholders'
                                             Paid-in         Accumulated         Equity
                                             Capital           Deficit          (Deficit)
                                           ------------    --------------     -------------
Balance at March 31, 2000                    3,457,625       (4,865,063)        (1,389,288)

Issuance of stock in lieu of interest           51,744               --             51,750

Cancellation of stock                               --               --                (20)

Issuance of stock - Interloop                5,749,000               --          5,750,000

Contribution from former CEO - loan
  costs                                     24,647,560               --         24,647,560

Issuance of stock options to employee           96,000               --             96,000

Issuance of stock to settle service
  Agreement                                  1,299,600               --          1,300,000

Issuance of stock to settle notes
  payable                                      278,971               --            279,125

Contribution from related shareholder
  to settle note payable                       210,624               --            210,624

Issuance of stock for cash                   9,990,000               --         10,000,000

Cancellation of stock - Interloop           (3,124,001)              --         (3,125,001)

Net loss                                            --      (47,515,051)       (47,515,051)
                                           ------------     ------------      -------------

Balance at March 31, 2001                  $42,657,123     $(52,380,114)      $ (9,694,301)

Issuance of stock to consultant                 95,952               --             96,000
Issuance of stock to directors                  77,960               --             78,000
Issuance of stock for Phone 1
   acquisition                              25,908,000               --         25,920,000
Issuance of Preferred stock
   for conversion of loan                    3,996,000               --          4,000,000
Issuance of preferred stock                  3,998,000               --          4,000,000
Issuance of preferred stock                  5,997,000               --          6,000,000
Issuance of stock to settle service
   agreements                                  349,700               --            350,000
Issuance of stock options to consultants        61,876               --             61,876
Net Loss                                            --      (16,548,256)       (16,548,256)
                                           ------------    --------------     -------------

    Balance at March 31, 2002               83,141,611      (68,928,370)        14,263,319
                                           ============    ==============     =============

The accompanying notes are an integral part of this statement.

                    Phone 1 Globalwide Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          For the Years Ended March 31,

                                                                           2002             2001
                                                                       ------------     ------------
Cash flows from operating activities
     Net loss                                                          $(16,548,256)    $(47,515,051)
     Adjustments to reconcile net loss to net cash used
       in operating activities
         Gains on extinguishment of debt                                (11,440,582)              --
         Compensation related to stock options                               61,876               --
         Compensation paid for in common stock                               96,000           96,000
         Provision for non-current assets                                   729,658               --
         Loss on settlement of service agreement                            875,694        1,350,000
         Loss on fair value of Interloop                                         --        2,091,894
         Loss on disposal and write down of fixed assets                  1,615,636        3,708,058
         Loss on acquisition and other deposit                                   --          638,000
         Depreciation and amortization                                   10,887,155        3,541,661
         Amortization of deferred loan costs                                     --       24,647,560
         Provision for bad debts                                            386,417          311,109
         Reserve for deposit to vendor                                      122,828               --
         Other losses due to write downs and charge-off                     966,609               --
         Changes in assets and liabilities, net of effects
           from purchase of subsidiary
              Increase in accounts receivable                              (298,117)        (485,838)
              Increase in deposit and other assets                         (619,498)        (192,533)
              Increase in prepaid expenses and other current assets        (253,962)         (35,196)
              Increase /(decrease) in accounts payable                      868,888         (454,097)
              Increase in accrued expenses and other liabilities            795,299          950,273
              Increase in bank overdraft                                     65,127               --
                                                                       ------------     ------------

                  Net cash used in operating activities                 (11,689,228)     (11,348,160)
                                                                       ------------     ------------

Cash flows from investing activities
     Acquisitions of property and equipment                              (1,790,053)        (863,946)
     Acquisition of Phone 1, net of cash acquired                           (37,017)              --
     Investment in joint venture - Related Party                           (350,000)              --
                                                                       ------------     ------------

                  Net cash used in investing activities                  (2,177,070)        (863,946)
                                                                       ------------     ------------

Cash flows from financing activities
     Proceeds from loans - Related Party                                 20,450,000        5,900,000
     Payment on loans - Related Party                                   (13,500,000)      (7,100,000)
     Proceeds from the sale of stock                                     10,078,000       10,000,000
     Settlement of debt                                                  (3,002,936)              --
     Payment of capital lease obligation                                 (1,000,000)              --
     Payment on equipment note payable                                     (500,000)              --
     Advance made to Phone 1 prior to acquisition                          (145,783)              --
     Proceeds from overdraft facility - Related Party                     1,017,251               --
                                                                       ------------     ------------

                  Net cash provided by financing activities              13,396,532        8,800,000
                                                                       ------------     ------------

Net decrease in cash                                                       (469,766)      (3,412,106)

Cash at beginning of year                                                   643,886        4,055,992
                                                                       ------------     ------------

Cash at end of year                                                    $    174,120     $    643,886
                                                                       ============     ============

The accompanying notes are an integral part of these statements.

                    Phone 1 Globalwide Inc. and Subsidiaries

                          For the Years Ended March 31,


                                                        2002            2001
                                                      --------        --------
Supplemental disclosure of cash flow information:
     Cash paid during the year for:
         Taxes                                        $100,332        $186,593
                                                      ========        ========
         Interest                                     $703,258        $484,666
                                                      ========        ========

Non-cash investing and financing activity:

For the twelve months ended March 31, 2002, the Company entered into the following non-cash transactions:

On October 22, 2001, the Company granted 300,000 options to two consultants. Pursuant to FAS 123, the Company recorded a portion of the fair value of the stock option as compensation expense, which amounted to approximately $ 61,000.

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

On June 13, 2001, the Company acquired all the outstanding shares of Phone1, Inc., a telecommunications marketing company. As part of the agreement, the Company issued 12 million restricted shares of common stock.

On June 26, 2001, the Company entered into an agreement with a vendor. The Company returned $4,197,064 of equipment and paid $3,002,936 in cash for full and complete satisfaction of the outstanding obligations to the vendor.

The Company issued 48,000 shares of restricted common stock for professional services.

For the twelve months ended March 31, 2001, the Company entered in the following non-cash transactions:

The Company transferred its equity interest in Startcomm Corporation. As part of the consideration paid, the buyer undertook to indemnify and hold the Company harmless from any claims, including attorney fees or advisor fees incurred by the Company, of any nature arising from or relating to any guarantee or undertakings the Company to any third party or to Startcomm with respect to Startcomm's operations, business, or liabilities. Additionally, Startcomm transferred certain equipment to the Company in exchange for the cancellation of invoices due by Startcomm to the Company.

                    Phone 1 Globalwide Inc. and Subsidiaries

                   For the Years Ended March 31, 2002 and 2001


In connection with a finder's fee, loan costs of approximately $25 million were incurred through the selling of Company stock by the principal stockholder at less than fair value.

The Company purchased 73.4% of Interloop Americas, Inc. and certain subsidiaries for 1,000,000 shares of Company stock and a $7 million note payable. Subsequent to the nine month, ending December 31, 2000 the purchase agreement was rescinded. As a result, the note was voided and the stock certificate for 1.0 million shares of common stock was cancelled.

The Company purchased approximately $12 million of equipment using capital leases.

The company terminated certain agreements with a telecommunications company with cash and issuance of 400,000 shares of company's common stock.

                    Phone 1 Globalwide Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   For the Years Ended March 31, 2002 and 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business
----------------------------------------

Phone 1 Globalwide, Inc. formerly known as Globaltron Corporation and as Win-Gate Equity Group, Inc. ("the Company"), was reincorporated as a Delaware corporation on September 25, 2001. The Company was initially organized on May 17, 1996 in Florida, to locate and effect business combinations with existing businesses.

On January 21, 2000, the Company consummated a stock purchase agreement with all of the shareholders of Globaltron Communications Corporation, a Delaware corporation ("GCC") whereby we acquired 100% of the outstanding GCC shares. As a result, GCC became a wholly owned subsidiary.

On June 13, 2001, the Company acquired all of the outstanding common stock of Phone 1, Inc., ("Phone1") a telecommunications marketing company, for 12.0 million restricted shares of our common stock. As a result, Phone 1 became a wholly owned subsidiary.

On November 16, 2001, the Company entered into a joint venture agreement with MTG Interconnection LC ("MTG"), a Florida limited liability company, to form Phone 1 Smart, a Delaware limited liability company. The Company owns 51% of Phone1 Smart.

The Company is a facilities-based provider of integrated communications services to U.S.-based local and long distance telecommunications and payphone operators. The Company currently has two main switch facilities, one located in New York and the other in Miami, Florida. Additionally, the Company maintains operating agreements that deliver services in many countries throughout the world using the third party networks. The Company also offers international and domestic long distance telephone calls from the payphones in the United States to anywhere in the world. The Company also intends to offer local dial up, long distance and internet access to retail and commercial customers through Phone 1 Smart LLC, a joint venture between the Company and MTG Interconnection.

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of Phone 1 Globalwide and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. As of March 31, 2002 and 2001, $16,468 and $522,243, respectively, were located in a Panamanian bank. At March 31, 2002, all cash is on deposit with two Related Party Financial Institutions.

Property and Equipment
----------------------

Depreciation and amortization are provided for in amounts sufficient to relate the initial cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Leased property under capital leases is amortized over the lives of the respective leases or over the service lives of the assets for those leases that substantially transfer ownership. The straight-line method of depreciation is followed for substantially all assets for financial reporting purposes. Cost and accumulated depreciation of assets returned or retired are removed from the respective property accounts, and the gain or loss is reflected in the statements of operations.

Intangible Assets
-----------------

Intangible assets are being amortized on a straight-line basis over a period of 3 years. Intangible assets were approximately $21.4 million and 0 at March 31, 2002 and 2001, respectively, and the related amortization was $7.8 million and $891,000, respectively.

                    Phone 1 Globalwide Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   For the Years Ended March 31, 2002 and 2001

Income Taxes
------------

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

Long-Lived Assets
-----------------

The Company evaluates long-lived assets, including intangible assets, in accordance with the provisions of Statement of Financial Accounting Standards No. 121 ("FAS 121"), Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. An impaired review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to significant under-performance relative to projected operating results, significant changes in strategy for the Company's overall business, and significant industry or economic trends.

Advertising
-----------

The Company expenses advertising costs as incurred. Total advertising expense was approximately $820,000 and $0 for fiscal 2002 and 2001, respectively.

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

Fair Value of Financial Instruments
-----------------------------------

The Company estimates that the fair value of its financial instruments approximates the carrying value of its financial instruments at March 31, 2002 and 2001.

Loss Per Share
--------------

Basic earnings (loss) per common share are based on the weighted average number of common shares outstanding. The total number of such weighted average shares was 38,519,513 and 21,387,244 for the years ended March 31, 2002 and 2001, respectively. Diluted earnings (loss) per common and preferred share is based on the assumption that all dilutive potential common shares, preferred shares and dilutive stock options were converted at the beginning of the year. For the years ended March 31, 2002 and 2001, 300,000 and 0 stock options, 7,500,000 and 4,000,000 shares potentially convertible from the convertible loan payable to bank were not included in common stock equivalents because their inclusion would be antidilutive. The preferred shares are also not included as a common stock equivalent in the year ended March 31, 2002, as their inclusion would be antidilutive.

                    Phone 1 Globalwide Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   For the Years Ended March 31, 2002 and 2001

Stock Option
------------

The Company grants stock options for a fixed number of shares to employees, directors and consultants with an exercise price equal to at least 100% of the fair market value of the shares at the date of grant. The Company has adopted the disclosure-only provision of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits the Company to account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Under APB 25, compensation expense is recorded when the exercise price of the Company's employee stock option is less than the market price of the underlying stock at the date of grant.

Reclassification
----------------

Certain reclassifications have been made to conform to the 2002 presentation.

Revenue Recognition
-------------------

The Company records revenue from sale of telecommunications services at the time of customer usage primarily based upon minutes used. The Company records payment received in advance for prepaid calling cards as deferred revenue until the services are provided.

Recently Issued Pronouncements
------------------------------

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Major provisions of this Statement and their effective dates for the Company are as follows:

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

The Company will continue to amortize goodwill and intangible assets recognized prior to July 1, 2001, under its current method until April 1, 2002. Beginning April 1, 2002, the Company will no longer amortize $1.8 million of intangible assets identified as trade name and trademarks as these assets have been determined to have an indefinite life. By September 30, 2002, the Company will have completed a transitional impairment test of all intangible assets with indefinite lives. Impairment losses, if any, resulting from the transitional testing will be recognized in the second quarter ended September 30, 2002, as a cumulative effect of a change in accounting principle.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. The Company expects to adopt this statement for the fiscal year ending March 31, 2003, and does not anticipate that it will have a material impact on the Company's consolidated financial results.

                    Phone 1 Globalwide Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   For the Years Ended March 31, 2002 and 2001

NOTE B - OPERATIONAL MATTERS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced a net loss of $ 16,548,256 for the year ended March 31, 2002. Additionally, the Company's current liabilities exceeded its current assets by $ 16,078,889 at March 31, 2002, a convertible loan payable in the amount of $10,000,000 is due to a related party bank on October 31, 2002 and the Company used cash of $ 11,689,228 in its operations for the year ended March 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In response to the matters described in the preceding paragraphs, the Company intends to actively seek additional funding from a variety of sources, including potential issuances of Company's securities in one or more private transactions. Management believes that this additional financing will allow the company to rigorously pursue its expansion efforts in the coming year and that this expansion will strengthen the Company's cash flow position to provide the Company with the ability to continue in existence. However, the Company makes no assurances that it will be able to obtain such financing or if obtained, that it will be on terms profitable to the Company.

NOTE C - ACQUISITIONS

Phone1, Inc.
------------

On June 13, 2001, the Company acquired all of the outstanding common stock of Phone1, Inc. a telecommunication marketing company. The Company acquired Phone1 in order to expand its business by providing international and domestic long distance telephone calls from the United States to anywhere in the world from public payphones at competitive consumer rates.

The Company acquired Phone1 for 12 million restricted shares of the Company's common stock. As security for the indemnification provisions given by the Phone1 shareholders, 7.2 million shares were pledged, such pledge is released at June 13, 2002. The purchase price of $25.9 million was allocated to tangible net assets, including current assets of $146,000, property and equipment of $97,000 and assumed liabilities of $3,426,000. The excess of the purchase price over the fair value of the tangible net assets acquired of $29.1 million was allocated to $1.8 million to tradename and trade marks, $136,000 in developed technology, $52,000 Phone1 website and reseller agreements of $27.2 million, which is being amortized over a three-year life using the straight-line method. Beginning April 1, 2002, the Company will no longer amortize $1.8 million of intangible assets identified as trade name and trademarks as these assets have been determined to have an indefinite life. Pro forma information giving effect to the above acquisition has not been presented since the pro forma information would not differ from the historical results of the Company.

The operating results of Phone1, Inc. subsequent to the acquisition date of June 13, 2001 are included in the Company's Consolidated Statements of Operations for the year ended March 31, 2002.

Interloop Americas
------------------

On April 11, 2000, the Company signed an agreement to acquire 73.4% of Interloop Americas, Inc., a British Virgin Islands corporation (Interloop Americas) and 6% of Interloop S.A. Nacional de Telecommunicaciones E.S.P., a Colombian corporation (Interloop Colombia). The Company acquired the shares of Interloop Americas and Interloop Colombia in exchange for one million shares of the Company's common stock in September 29, 2000, which had a market price of approximately $5.75 per share at the time of issuance and a promissory note for $7,000,000. The principal amount of the note was due on October 31, 2001 with an interest rate of 12%. In February 2001, the closing of the transaction was rescinded, the note was voided, and the stock certificate for one million shares of the Company's common stock was cancelled. The seller claimed that the transaction did not close. As a result of the decrease in the market value of the Company's common stock issued, the Company recorded a loss on investment of $2,091,894 in March 31, 2001.

                    Phone 1 Globalwide Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   For the Years Ended March 31, 2002 and 2001

NOTE D - INVESTMENT IN JOINT VENTURE

Phone1 Smart
------------

On November 16, 2001, the Company entered into a joint venture with MTG to form Phone1 Smart. The Company contributed $100,000 in cash for 51% of Phone1 Smart and MTG contributed certain intangible assets and services in return for a 49% interest. Available cash, after payment of all expenses and obligations and allocation for reserves of Phone1 Smart, will first be used to pay any outstanding loans, accrued interest, and then allocated to MTG until it has received the aggregate amount of $2.4 million.

Brazil
------

Subsequent to year ending March 31, 2002, the Company discontinued its operations in Brazil. The joint venture is with an individual who owns shares of the Company. The Company wrote off the investments in Brazil, which amounted to approximately $389,000 and is included as loss on investment and other ventures in the Consolidated Statements of Operations. In addition, the Company wrote-off certain fixed assets net of accumulated depreciation in the amount of approximately $234,000 which is included as a loss on write-down and disposal of fixed assets in the Consolidated Statements of Operations and set up a reserve of approximately $304,000 for the satellite and switch equipment which is included in the provisions for non-current assets in the Consolidated Statements of Operations.

NOTE E - FIXED ASSETS

Property and equipment consisted of the following at March 31:

                                            Estimated
                                             Useful
                                          Life - Years            2002              2001
                                          ------------        -----------       ------------
Office equipment and
  furniture and fixtures                      4 - 7           $ 1,221,693       $   859,989

Leasehold improvements                    Primary term             55,384            20,149
                                            of lease

Site preparation, telecommunication           5 - 7            12,110,946        13,818,938
  and satellite equipment
                                                              ------------      ------------
                                                               13,388,023        14,699,076

Less accumulated depreciation                                  (5,147,615)       (2,959,503)

Provision for fixed assets                                       (394,658)               --
                                                              ------------      ------------

                                                              $ 7,845,750       $11,739,573
                                                              ============      ============

During the year ended March 31, 2002, the Company wrote off $644,438 of equipment stored at a third party facility. The third party claims to have claim on the equipment because the equipment was not removed from their facility on time. Management disagrees with the third party. No legal claims have been filed yet. The amount is included in loss on write-down and disposal of fixed assets in the Consolidated Statements of Operations

                    Phone 1 Globalwide Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   For the Years Ended March 31, 2002 and 2001


On June 28, 2001, the Company entered into a billing software licensing agreement with a vendor. Under the agreement, the vendor granted the Company a non-exclusive, non-transferable license to use their software. The Company paid and capitalized approximately $600,000 for the software. The Company wrote off the capitalized software net of accumulated depreciation due to certain disagreements with the vendor (see Note K). This amount is included in loss on write-down and disposal of fixed assets in the Consolidated Statements of Operations.

During the year ended March 31, 2002, the Company has established a provision of approximately $90,000 for equipment that is no longer in use. The amount is included in the provision for non-current assets in the Consolidated Statements of Operations.

During the year ended March 31, 2002, the Company established a reserve of approximately $335,000 for certain other assets. The reserve was recorded to reduce the cost of the other asset to an estimate of fair market value. The amount is included in the provision for non-current assets in the Consolidated Statements of Operations.

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

NOTE F - CONVERTIBLE LOAN PAYABLE TO BANK

On February 29, 2000, the Company obtained a loan form GNB Bank (Panama) S. A. ("GNB Bank") a loan in the principal amount of $5.0 million plus interest at Citibank N.A.'s base rate plus 1%. The GNB Loan was evidenced by an unsecured convertible promissory note ("GNB Note") that is due October 31, 2001 (the "Maturity Date").

The principal portion of the Loan and the Note was convertible, in whole or in part, either prior to or after the Maturity Date, as elected by GNB Bank into that number of shares of common stock of the Company with certain a certain preferential rights ("Qualifying Shares"), if there was a private placement in the amount of not less than $10.0 to Persons unrelated to GNB Bank of a new series of the common stock of the Company ("Qualifying Private Placement"); or that number of shares of common stock of the Company equal to the principal and interest accrued under the GNB Note, as elected by GNB Bank to be converted, divided by the lower of the price of any Qualifying Shares issued by the Company in a Qualifying Private Placement, if any, or the average closing price of the shares of the Company common stock during 20 consecutive trading days prior to any notice to convert.

As of June 6, 2001, the Loan Agreement was further modified to provide that the GNB Note could be converted into either common stock or any other class of equity stock.

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

On September 28, 2001, Phone 1 entered into a loan agreement with GNB Bank in the principal amount of $6.0 million, plus interest at rate of 10% per annum. The GNB Loan was evidenced by an unsecured convertible promissory note (the "$6 million Note) that was due September 27, 2002 (the Maturity Date). The loan was guaranteed by the Company. The principal and interest of the Loan and the $6 million Note is convertible, in whole or in part, prior either to or after the Maturity Date (if the loan and the note are not fully paid). On November 1, 2001 the Company repaid the $6.0 million loan, plus the accrued interest.

On October 31, 2001, Phone 1 entered into a loan agreement with GNBBank in the principal amount of $10.0 million, plus interest at rate of 10% per annum. The GNB Loan is evidenced by an unsecured convertible promissory note (the "$10 million Note) that is due October 31, 2002 (the Maturity Date). The Loan is guaranteed by the Company.

The principal and interest of the $10 million Note is convertible, in whole or in part, prior either to or after the Maturity Date (if the loan and the note are not fully paid), as elected by GNB Bank into:

     1. that number of shares of common stock or any other class of securities issued by Phone 1, having privileges or rights senior to the common stock, equal to the principal and interest accrued thereon under the $10 million Note that the GNB Bank elects to convert divided by:

          o    If GNB Bank has elected to convert the Loan and the $10 million
               Note in whole, such conversion price per share that results in granting to the GNB Bank such number of securities of the Company representing 12.5% on a fully diluted basis, of the total issued and outstanding stock of the Company immediately after the conversion: and

          o    If GNB Bank has elected to convert the Loan and the $10 million
               Note in part, such conversion price per share that results in granting to the GNB Bank such number of securities of the Company representing the percentage, on a fully diluted basis, of the total issued and outstanding stock of Phone 1 equal to 7.5% multiplied by the principal amount and interest of the $10 million Note that GNB Bank elects to convert divided by the total outstanding principal and interest of the $10 million Note (the "Partial Election Percentage"); or

                    Phone 1 Globalwide Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   For the Years Ended March 31, 2002 and 2001

NOTE F - CONVERTIBLE LOAN PAYABLE TO BANK  - CONTINUED

     2. That number of shares of common stock of the Company equal to the principal and interest accrued thereon under the $10 million Note that the GNB Bank elected to convert divided by 1.5.

The convertible loan payable to the bank includes certain restrictive covenants, including the Company's ability to issue equity, stock options, declare dividends, and obtain loans with other financial institutions.

Chairman of the Board of the Company, is also the Chairman of GNB Bank. He has provided collateral to GNB Bank for the payment and performance of the Company and Phone 1 of each of the loans from GNB Bank and the overdraft facilities.

NOTE G - DEBT

Short-Term Borrowings and Overdraft Facility
--------------------------------------------

In June 2001, the Company entered into two additional loans with GNB Bank (Panama) in the principal amount of $1.25 million and $1.2 million, respectively, plus interest at Citibank N.A.'s prime plus 2%. Payments of the outstanding obligations were due on July 8, 2001. Additionally, GNB Bank (Panama) loaned Phone1 an aggregate of $3,050,000 for working capital, which obligations were assumed by the Company because of its acquiring Phone1. The loans to Phone1 were due on July 6, 2001 (as to $2.75 million) and on July 8, 2001 (as to $300,000). On June 29, 2001, the Company repaid these outstanding obligations.

On March 27, 2002, the Company signed an overdraft facility with GNB Bank for $2,000,000 with an interest rate of 12% per annum. The Overdraft facility expired on March 27, 2003 and it is callable, however, the facility was extended and on April 29, 2002, the Company increased its overdraft facility of up to an aggregate amount of $3,200,000. On May 30, 2002, the Company obtained an additional $380,000, increasing the overdraft facility to an aggregate amount of $3,580,000. Effective on June 27, 2002, the Company the aggregate principal outstanding amount under this Overdraft facility will be $4,580,000.

On July 31, 2001 Phone 1, entered into a loan with GNB Bank in the principal amount of $2.0 million, plus interest at Citibank N.A.'s base rate plus 2%. Payment of the outstanding obligations was due on September 17, 2001. The proceeds from the loan were used for working capital. On September 28, 2001, the Company repaid the $2.0 million loan, plus the accrued interest.

Chairman of the Board of the Company has guaranteed the payment and performance by the Company of the three loans described above.

                    Phone 1 Globalwide Inc. and Subsidiaries

                   For the Years Ended March 31, 2002 and 2001


Equipment Note Payable
----------------------

At March 31, 2001, notes payable consists of the following:

                                                             2001
                                                             ----
         Note payable to a vendor, with interest
         at 12.25% on the outstanding principal
         in monthly installment of principal and
         interest maturing in March 1, 2002. The
         note is collateralized by equipment of
         the Company.                                    $ 6,759,496

         Note payable to a vendor, with interest
         at 11.5% on the outstanding principal.
         The note is due in 30 equal monthly
         installments starting from April 1, 2002
         through September 1, 2004. The note is
         collateralized by equipment of the Company.       6,750,000
                                                         -----------
             Total long-term note                         13,509,496
         Less current maturities                           6,759,496
                                                         -----------
             Total long-term note, less
                current maturities                       $ 6,750,000

During the year ended March 31, 2002, the Company settled the note payable (see Note H).

NOTE H - EXTINGUISHMENT OF DEBT

In June 2001, the Company entered into an agreement with a vendor. The Company returned $4,197,064 of equipment and paid $3,002,936 in cash for full and complete satisfaction of the $14.4 million outstanding obligations due to the vendor. The Company recorded an extraordinary gain of approximately $7.2 million due to the settlement.

On September 30, 2001, the Company entered into an agreement with the vendor. The Company paid $1.0 million in cash and signed a $2,000,000 promissory note bearing an interest rate of 8.5% to the vendor for full and complete satisfaction of the outstanding obligations to the vendor. These obligations were previously disclosed as capital lease obligations of approximately $6.4 million. The Note and the accrued interest will be paid in four (4) quarterly installments on December 31, 2001, March 31, 2002, June 30, 2002, and September 30, 2002. The Note is secured by a lien on the vendor's equipment and a guaranty of the Company. As of March 31, 2002, the Company has made one quarterly installment of $500,000, plus interest. Second installment was made on April 1, 2002, plus accrued interest. When the agreement was reached the total obligation owed to the vendor, including accrued interest was $7.2 million. The Company recorded an extraordinary gain of approximately $4.2 million due to the settlement of the debt.

                    Phone 1 Globalwide Inc. and Subsidiaries

                   For the Years Ended March 31, 2002 and 2001

NOTE I - INCOME TAXES

The Company has no current income tax expense because of a tax net operating loss for the years ending March 31, 2002 and 2001. The Company has not recorded a deferred tax expense because of a valuation allowance, which completely provides for the deferred tax assets.

The following table summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows:

                                                      2002       2001
                                                     ------     ------
    Statutory federal rate                           (34.0) %   (34.0) %
    Increase (decrease) in tax resulting from:
        Nondeductible items                            18.7 %     22.5 %
        State taxes, net of federal tax benefit       (3.0) %    (3.0) %
        Valuation allowance                            18.3 %     14.5 %
                                                     ------      -----

             Effective tax rate                          -- %        -- %
                                                     ======      ======

Deferred tax assets are comprised of the following at March 31:

                                                 2002           2001
                                             -----------    -----------
    Write-down of investments                $   129,500    $        --
    Reserve on deposits                           45,446             --
    Stock compensation                           243,654        203,000
    Fixed assets write down                    1,094,261        177,599
    Allowance for doubtful accounts               38,775         32,235
    Net operating loss                        10,516,175      7,914,230
                                             -----------    -----------
        Deferred tax assets                   12,067,811      8,327,064

    Less valuation allowance                  12,067,811     (8,327,064)
                                             -----------     ----------

                                             $        --    $        --
                                             ===========    ===========

At March 31, 2002, the Company had net operating loss carry forwards for federal tax purposes of approximately $28,400,000 that will begin to expire in 2021. Utilization of net operating losses may be limited if an ownership change has occurred within the meaning of Internal Revenue Code Section 382.

                    Phone 1 Globalwide Inc. and Subsidiaries

                   For the Years Ended March 31, 2002 and 2001

NOTE J - LEASE COMMITMENTS

Future minimum payments, by year and in the aggregate, under the aforementioned leases and other non cancelable operating leases for office space with initial or remaining terms in excess of one year as of March 31, 2002, are as follows:

        Year                                          Operating
       Ending                                         Leases
  ----------------                                   -----------

       2003                                            350,799
       2004                                            364,854
       2005                                            379,461
       2006                                            394,621
       2007                                            410,391
     Thereafter                                      1,135,559
                                                     -----------

Total minimum lease payments                         3,035,685

Rent expense was $566,992 and $789,533 for the years ended March 31, 2002 and 2001, respectively.

NOTE K - COMMITMENTS AND CONTINGENCIES

On July 24, 2001, Phone1 Inc., a wholly-owned subsidiary, entered into a 10-year agreement with Protel, Inc., a leading manufacturer and distributor of intelligent electronic assemblies for payphones, under which Phone1 has exclusive access to custom firmware technology designed to enhance Phone 1's coin-operated international long distance services. In addition to the exclusive use of the firmware technology, Phone1 has been granted licensing rights to use Protel's proprietary answer detection technology and its Express Net (R) and Panorama (R) software upgrades. Under this agreement, Phone1 is required to maintain a minimum inventory of five thousand custom products.

Effective October 2, 2000, Globaltron entered into an employment agreement with the Chief Executive Officer ("CEO"). The agreement provided an annual base salary of $300,000. The agreement also provides that the CEO is entitled to receive options for up to 960,000 shares of our Common Stock, exercisable at $5.50 per share through October 1, 2010, which options vest in 192,000 increments every six months. He is also subject to confidentiality, no solicitation, and non-competition provisions. The stock options were issued at below the fair market value resulting in salary expense and additional paid in capital of $96,000 in March 31, 2001. On April 30, 2001, the CEO left the Company. He received a total of $220,000 starting May 1, 2001 paid over a period of nine months. Additionally, the exercise period for his vested options to purchase 384,000 shares of the Company's common stock at $5.50 per share was extended through July 31, 2002.

                    Phone 1 Globalwide Inc. and Subsidiaries

                   For the Years Ended March 31, 2002 and 2001

NOTE K - COMMITMENTS AND CONTINGENCIES - CONTINUED

Spitfire Merchants, Ltd. v. Globaltron Corporation f/k/a Win-Gate Equity Group, Inc. n/k/a Phone 1 Globalwide Inc. was filed in June 5, 2001 in the Eleventh Judicial Circuit Court in and for Miami-Dade County, Florida. The lawsuit seeks damages for alleged breach of contract regarding the purchase of shares in the Company. Spitfire alleges that it was not given the correct amount of shares and that some of the shares it received were restricted, allegedly in violation of Spitfire's subscription agreement with the Company. Spitfire has sought damages in excess of $1,000,000, which is disputed by the Company. In its answer, the Company asserted the affirmative defenses of failure to mitigate damages and failure of consideration. The Company intends to vigorously defend this matter.

On June 28, 2001, the Company entered into a billing software licensee agreement with a vendor. Under the agreement, the vendor granted the Company a non-exclusive, non-transferable license to use their software. The licensing and maintenance fees under the licensing agreement were to be paid at a rate of $21,000 per month for a period of 36 months. The fees to be paid by the Company under the licensing agreement were also subject to escalation if the Company reached certain revenue milestones (which milestones were not met prior to the termination of the agreement). The Company is not currently using the billing software due to certain disputes. The vendor has filed a claim on April 1, 2002 against the Company for approximately $700,000 for a breach of a software licensing agreement. The Company has filed a counterclaim against the vendor seeking damages for the breach of software licensing agreement, breach of express warranty, breach of an implied warranty of fitness for a particular purpose, money had and received and unjust enrichment. The Company is seeking damages in excess of $1,000,000. The claims are in its early stages and no out come can be determined.

On September 30, 2001 the Company and GCC entered into an agreement with a telecommunications product and services vendor pursuant to which the Company, GCC and the vendor mutually agree to jointly resolve any claims that any of them may have related to, or arising, directly or indirectly, from certain licensing agreement that was signed among the parties. GCC paid $75,000.00 in cash and the Company issued 300,000 shares of its Common Stock. The vendor has a put option against GCC for 10 consecutive days starting on August 31, 2002 to require GCC to purchase 100,000 of the Company's Common Stock held by the vendor for a purchase price of $2 per share, if during the period comprised between April 1, 2002 and August 31, 2002, the closing price of the Common Stock of the Company does not reach an average closing price of $2 or more per share during a period of thirty consecutive trading days. In addition, either GCC or the Company has a call option exercisable at any time until August 31, 2002, to buy 100,000 of the Company's shares held by the vendor at an adjusted purchase price of $2 per share, irrespective of the price of the stock in the public market. GCC will pay the vendor an additional $75,000 on April 1, 2002, if the average closing price of the Company's stock does not reach $2 per share for a period of twenty consecutive trading days between January 1, 2002 and March 31, 2002. An accrual was established as of March 31, 2002 for the $75,000 to be paid on April 1, 2002. As of March 31, 2002, the Company established an accrual for $82,000 representing the net effect of the put and call option, as well as an accrual of $200,000 due to the probability of the exercise of the put option. As regards to this agreement, the Company recorded $700,000 as Settlement of service agreement in the Consolidated Statement of Operations for the year ended March 31, 2002.

During the year ended March 31, 2002 the Company received a bill from a vendor of telecommunication services provider in an amount of approximately $500,000 for the period of March 2000, to June 2001. The Company has disputed the charges on the grounds the vendor never provided the services; however, the Company has established a reserve for a potential liability. No claim has been filed against the Company. The Company is currently purchasing other services from the vendor.

On November 21, 2000, the Company terminated certain agreements with a telecommunication company. As consideration for the termination, the Company paid $50,000 in cash and transferred 400,000 shares of its common stock to the telecommunications company. The Company agreed to issue an additional 50,000 shares of its common stock if the price of the Company's common stock does not have an average closing price of $7.00 per share or more for 20 consecutive trading days through November 20, 2001. The cost for settlement of service agreement amounted to $1,350,000. The Company did not issue the 50,000 shares of its common stock due to a dispute between the parties.

                    Phone 1 Globalwide Inc. and Subsidiaries

                   For the Years Ended March 31, 2002 and 2001


NOTE L - EQUITY TRANSACTIONS

Preferred Stock

A total of 10,000,000 shares of the Company's Preferred Stock have been designated as "Series A 8% Convertible Preferred Stock" (the "Series A Preferred"). The Series A Preferred is entitled to receive dividends at the rate of 8% per annum only if declared by the Board of Directors. Upon any liquidation or dissolution of the Company (including certain deemed liquidations) the holders of the Series A Preferred are entitled to receive an amount equal to the amount paid for such stock plus any accrued but unpaid dividends before any amounts are distributed to the holders of any junior stock (including the Company's common stock). Holders of the Series A Preferred are entitled to one vote per share and, except in certain limited circumstances, vote together with the holders of the Company's common stock. Certain actions may not be undertaken without the separate vote of the holders of at least 70% of the then outstanding Series A Preferred, including without limitation (i) the issuance of any security senior or on parity to the Series A Preferred, (ii) any merger or consolidation of he Company or any sale of all or substantially all of its assets , (iii) the Company entering into material joint venture or similar arrangement, other than in the ordinary course of business, and (iv) making any changes to the Company's stock option plan and any grants thereunder. Shares of the Series A Preferred are convertible into shares on common stock initially on a one for one basis. The conversion rate is subject to adjustment upon the occurrence of certain dilutive stock issuances and in the event of stock splits, reclassifications and the like. As of March 31, 2002, the Company had accumulated $840,000 as preferred dividend. However, no dividend has been declared by the board.

Sale of Preferred Stock to GNB Bank

On June 26, 2001, the Company sold GNB Bank 3.0 million shares of Series A Preferred Stock for $2.00 per share, for an aggregate of $6.0 million.

Sale of Preferred Stock to Premium Quality Fund

On June 26, 2001, Premium Quality Fund "PQF" acquired 2.0 million shares of the Company's newly issued Series A Preferred Stock at $2.00 per share, for an aggregate of $4.0 million.

Sale of Common Stock to Company Directors

In April 30, 2001, three of the Company's Directors each purchased 10,000 shares of restricted Common Stock at the then fair market price of $1.95 per share. In June 2001, the Company's fourth Director also purchased 10,000 shares on the same terms.

Stocks Issued for Cash

On December 6, 2000, the Company issued 10 million shares of its common stock to a company based in the Cayman Islands in consideration of $10 million.

                    Phone 1 Globalwide Inc. and Subsidiaries

                   For the Years Ended March 31, 2002 and 2001


Stock Options
-------------

The Company has adopted a stock option plan (the Plan) for employees, consultants and directors of the Company. Stock options granted pursuant to the Plan shall be authorized by the Board of Directors. The aggregate number of shares, which may be issued under the Plan, shall not exceed 4,000,000 shares of common stock. Stock options are granted at prices not less than 100% of the fair market value on the date of the grant. All options granted, for the periods presented, have been at fair market value except for one employee. Option terms, vesting, and exercise periods vary, except that the term of an option may not exceed ten years.

On April 30, 2001 the Company granted 300,000 options to directors with the strike price being the current fair market value of the share price. The Options wre 50% vested at the Grant Date and the remainder will be vested on the first anniversary of the Grant Date.

On May 22, 2001 the Company granted 200,000 options to the Chief Financial officer of the Company. The exercise price of the options was the closing price as of May 22, 2001. Twenty-five percent of the options were fully vested on the grant date and remaining options will be vested over two years.

On October 22, 2001, the Company granted 475,000 options to three employees and two consultants. The exercise price of the options was the closing price as of October 22, 2001. Twenty-five percent of the options were fully vested on the grant date and remaining options will be vested over two years.

On December 3, 2001, one of the above consultants was hired as a full time employee. Pursuant to FAS 123, transactions in which an entity issues its equity instruments to acquire goods or services from non-employees must be accounted for based on fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As of March 31, 2002, the Company recorded approximately $62,000 as compensation expense for the stock options granted to consultants.

On January 28, 2002, the Company granted 50,000 options to an employee. The strike price of the options was the closing price at January 28, 2002. The options were fully vested at the Grant Date.

On March 12, 2002, the Company granted 250,000 options to the directors with the strike price being the current fair market value of the share price. The options were fully vested.

Information with respect to stock option activity is as follows:

                                                      2002                                 2001
                                 ---------------------------------     --------------------------------
                                                       Weighted -                           Weighted -
                                                        Average                              Average
                                      Shares        Exercise Price           Shares      Exercise Price
Outstanding at beginning of
  year                               1,343,500         $   4.08               50,000        $   10.50
Granted                              1,275,000             1.54            1,343,500             4.08
Exercised                                   --               --                  --               --
Forfeited                             (702,500)            4.84             (50,000)            10.50
                                     ---------         ---------          ----------        ---------

Outstanding at end of year           1,916,00             2.58            1,343,500            4.08
                                                                          ==========

Options exercisable at end
  of year                             1,265,500                              545,167
Weighted-average fair value
  of options granted during
  the year                          $     1.42                          $      3.35

                    Phone 1 Globalwide Inc. and Subsidiaries

                   For the Years Ended March 31, 2002 and 2001


Stock Options - (continued)
---------------

The following information applies to options outstanding at March 31, 2002.

                                          Options Outstanding                      Options Exercisable
                   --------------------------------------------------    --------------------------------
                                      Weighted -
                                       Average           Weighted -                          Weighted -
    Range of                          Remaining           Average                             Average
Exercise Prices         Shares    Contractual Life     Exercise Price          Shares      Exercise Price
---------------    ------------   -----------------   ---------------     -------------   ---------------
   $.95 - $2.25      1,200,000           8.95            $    1.56            637,500        $    1.44
   $2.5 - $3.12        332,000           7.95            $    2.92            244,000        $    3.03
   $5.50               384,000           0.34            $    5.50            384,000        $    5.50

The Company's net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below had compensation cost for the stock option issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123 (in thousands, except per share data):

                                                     2002             2001
                                                  ---------        ---------
    Net earnings (loss)
      As reported                                 $(16,548)        $(47,515)
      Pro forma                                    (18,340)         (50,308)

    Basic earnings (loss) per share
      As reported                                    (.45)           (2.22)
      Pro forma                                      (.50)           (2.35)

    Diluted earnings (loss ) per share
      As reported                                    (.45)           (2.22)
      Pro forma                                      (.50)           (2.35)

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees. In addition, the above calculations include provisions for Series A Preferred Stock dividend in the amount of $ 840,000 and $0 in March 31, 2002 and 2001, respectively.

The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 2002 and 2001, respectively: expected volatility of 199% for 2002 and 150% for 2001; risk-free interest rates of 4.61% in 2002 and 4.85% in 2001; and expected holding periods is 3 years in 2002 and 2001.

                    Phone 1 Globalwide Inc. and Subsidiaries

                   For the Years Ended March 31, 2002 and 2001

NOTE M - RELATED PARTY TRANSACTIONS

Legal services were performed for the Company by a law firm in which one director is employed. These services totaled approximately $ 785,000 and $1, 085,000 for the year ended March 31, 2002 and 2001, respectively.

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

A board member of the Company is also the Chairman of the Board of a financial institution the Company does business with.

Other related party transactions are disclosed in Notes D, F, G, K, L and O.

NOTE N - CONCENTRATION

The Company principally provides telecommunication services and has equipment in Latin America. The company had four customers in 2002 and 2001 with sales more that 10% of the total sales. The Company provides trade credit to its customers in the normal course of business. The operation of the telecommunication equipment is susceptible to changes in Latin American economies and political climate.

NOTE O - SUBSEQUENT EVENTS

On April 1, 2002, the Company entered into a loan agreement with a related party financial institution in the principal amount of $1 million. The interest rate charged on the loan agreement is based on the prime rate plus 1%. The loan is evidenced by a secured promissory note and is collateralized by all assets of the Company. The loan matures April 29, 2002.

The loan was paid off on April 29, 2002.

On April 4, 2002, the Company terminated a telecommunication service agreement with a vendor, whereas the vendor agreed to release the Company of all claims for the outstanding balance owed to the vendor and the execution of a new co-location agreement with the Vendor. The Company did not incur any penalties as a result of the early termination. The Company entered into a new agreement with the vendor for equipment racks to house the company's equipment. Under the new agreement, the Company is required to pay for services totaling $768,000 at a rate of $19,200 per month, through August 9, 2005.

On April 16, 2002, the Company issued 240,000 options to an employee. The strike price of the options was the closing price at April 16, 2002. The options are fully vested at the grant date.

In April, 2002, the Board of Directors amended and restated its Stock Incentive Plan to increase the number of shares of common stock that may be subject to stock options granted to non-employee directors upon their beginning service as a director from 50,000 shares to 150,000 shares and to authorize the grant of stock options to purchase up to a maximum of 75,000 shares in any calendar year. Stock option grants made in connection with a non-employee director's beginning service shall be 50% vested and exercisable on the date of grant and the remainder of the stock option will vest and become exercisable on the first anniversary of the date of grant. Stock option grants made in calendar years other than the calendar year in which a non-employee director begins service shall vest and become exercisable as determined by the Board of Directors. The Board of Directors also amended the Stock Incentive Plan to provide for a "cashless exercise" procedure with respect to all stock options granted under the Stock Incentive Plan if the Common Stock is quoted on the Over The Counter Bulletin Board

On April 29, 2002, the Company increased its overdraft facility of up to an aggregate amount of $3,200,000 with GNB bank. On May 30, 2002, the Company obtained an additional $380,000, increasing the overdraft facility to an aggregate amount of $3,580,000. On June 20, 2002, the Company increased the overdraft facility to an aggregate principal amount of $4,580,000.

On April 29, 2002, the Company entered into a revolving line of credit with a related party financial institution in the principal amount of $1 million. The interest rate charged on the borrowings under the revolving line of credit agreement is the prime rate plus 1%. The loan matures May 30, 2002. The outstanding balances under the line of credit were paid on May 31, 2002.

                    Phone 1 Globalwide Inc. and Subsidiaries

                   For the Years Ended March 31, 2002 and 2001


NOTE O - SUBSEQUENT EVENTS - CONTINUED

On May 30, 2002, the Company signed a revolving line of credit with a related party financial institution in the principal amount of $1 million. Interest rate charged on the borrowing under the revolving line of credit agreement is 5.75%. The loan matures June 30, 2002. The Chairman of the Company has guaranteed the payment and performance by the Company. As of June 30, 2002 the loan was not paid.

The Company entered into an agreement with a supplier of telecommunications services, which commenced March 2001 and continues for a period of 18 months. Under the agreement, the Vendor provides satellite service for the Company's telecommunication service. On June 28, 2002, the Company is required to pay the Vendor for service totaling $900,000. The Company reached an agreement with the vendor to terminate all agreements and release the Company of all claims for the outstanding balance owed to the vendor. Under the settlement the Company will pay $150,000 at the signing of the agreement, vendor will retain the deposit of approximately $46,000. In addition, the Company will pay $10,000 a month for 18 months starting from December of 2002. In the event the Company orders new services from the vendor the monthly, payments of $10,000 will be applied against the new services.