Form 10QSB
period 2002-03-31
PHONE1GLOBALWIDE INC
filed 2002-08-14
CIK 1017837

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

|_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from April 1, 2002 to June 30, 2002


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

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 Per Share

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's class of common equity, as of August 14, 2002: 41,078,702

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                    PHONE1 GLOBALWIDE, INC. AND SUBSIDIARIES

                                      INDEX

PART I -   FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of
           June 30, 2002 (unaudited) and March 31, 2002                    3

           Unaudited Consolidated Statements of Operations for the
           three months ended June 30, 2002 and 2001                       4

           Unaudited Consolidated Statements of Cash Flows for the
           Three months ended June 30, 2002 and 2001                       5-6

           Notes to Consolidated Financial Statements                      7-10

Item 2.    Management's Plan of Operation                                  11-15

PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings                                               15

Item 2.    Changes in Securities and Use of Proceeds                       16

Item 3.    Default Upon Senior Securities                                  16

Item 4.    Submission of Matters to a Vote of Security Holders             16

Item 5.    Other Information                                               16

Item 6.    Exhibits and Reports on Form 8-K                                16-19

SIGNATURES                                                                 20

Item 1.  Financial Statements.

                     PHONE1 GLOBALWIDE INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   June 30, 2002(Unaudited) and March 31, 2002


                                     ASSETS

                                                                         June 30, 2002     March 31, 2002
                                                                         -------------     --------------
Current assets
    Cash                                                                 $    170,009       $    174,120
    Accounts receivable, less allowance for doubtful
      accounts of $234,438 and $104,798 at June 30, 2002
      and March 31, 2002                                                       74,723            220,224
    Prepaid expenses and other current assets                                 424,524            177,161
                                                                         ------------       ------------
               Total current assets                                           669,256            571,505

Property and equipment, net                                                 7,291,801          7,845,750
Deposits and other                                                          1,118,765          1,122,283
Intangible Assets                                                          19,163,171         21,374,175
                                                                         ------------       ------------
               Total assets                                              $ 28,242,993       $ 30,913,713
                                                                         ============       ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Bank overdraft - related party                                       $    188,374       $     65,127
    Over draft facility - related party                                     5,251,785          1,017,251
    Accounts payable                                                        1,643,141          1,793,015
    Convertible loan payable to bank - related party                       10,000,000         10,000,000
    Equipment note payable, current portion                                 1,000,000          1,500,000
    Accrued expenses and other current liabilities                          1,432,818          2,275,001
                                                                         ------------       ------------
               Total current liabilities                                   19,516,118         16,650,394


Stockholders' equity
    Series A Convertible Preferred stock, par value of $.001,
      10,000,000 shares authorized; liquidation value
      $15,120,000 and $14,840,000, 9,000,000 issued and outstanding
      as of June 30, 2002 and March 31, 2002, respectively                      9,000              9,000

    Common stock, par value of $.001, 200,000,000 shares
      authorized; 41,078,702 shares issued and outstanding
      as of June 30, 2002 and March 31, 2002                                   41,078             41,078

    Additional paid-in capital                                             83,151,924         83,141,611
    Accumulated deficit                                                   (74,475,127)       (68,928,370)
                                                                         ------------       ------------
               Total stockholders' equity                                   8,726,875         14,263,319
                                                                         ------------       ------------

               Total liabilities and stockholders' equity                $ 28,242,993       $ 30,913,713
                                                                         ============       ============

         The accompanying notes are an integral part of this statement.

                     PHONE1 GLOBALWIDE INC AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2002 and 2001

                                                               Three Months Ended
                                                        -------------------------------
                                                       June 30, 2002       June 30, 2001
                                                        ------------       ------------
Revenue                                                      753,198            608,492

Expenses
   Cost of sales                                           1,202,096            964,808
   General and administrative                              1,824,617          1,824,294
   Depreciation                                              681,620            742,662
   Intangibles asset amortization                          2,211,004            452,504
                                                        ------------       ------------
         Operating loss                                   (5,166,139)        (3,375,776)

Other income (expense)                                            --            (52,216)
Interest expense, net                                       (380,618)          (315,024)
                                                        ------------       ------------
Loss before provision for income taxes and
extraordinary items                                       (5,546,757)        (3,743,016)
Income tax benefit                                                --                 --
                                                        ------------       ------------
 Loss before Extraordinary item                           (5,546,757)        (3,743,016)
                                                        ============       ============

Extraordinary item, gain on extinguishment of debt                --          7,236,841
                                                        ------------       ------------
NET (LOSS) INCOME                                       $ (5,546,757)      $  3,493,825

Basic earnings (loss) per common share:
     Loss before extraordinary gain                     $      (0.16)      $      (0.11)

     Extraordinary gain on extinguishments of debt                --               0.22
                                                        ------------       ------------
     Basic earnings (loss) per share                    $      (.016)      $       0.11
                                                        ============       ============
Diluted earnings (loss) per common shares:
     Loss before extraordinary gain                     $      (0.16)      $      (0.11)

     Extraordinary gain on extinguishments of debt                --               0.22
                                                        ------------       ------------
     Diluted earnings (loss) per share                  $      (0.16)      $       0.11
                                                        ============       ============

Average shares of common stock outstanding:
       Basic                                              41,078,702         32,823,449
       Diluted                                            41,078,702         33,317,954
                                                        ============       ============


Note: Loss per share calculations include provisions for Series A Preferred Stock dividend in the amount of $ 1,120,000 and $0 for the three months ended June 30, 2002 and June 30, 2001, respectively.

         The accompanying notes are an integral part of this statement.

                     PHONE1 GLOBALWIDE INC AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2002 and 2002

                                                                         Three Months Ended
                                                                    June 30, 2002      June 30, 2001
                                                                    ------------       ------------
Cash flows from operating activities
   Net (loss) Income                                                $ (5,546,757)      $  3,493,825
   Adjustments to reconcile net loss to net cash used
     in operating activities
       Gain on extinguishing debt                                             --         (7,236,841)
       Professional services paid for in common stock                         --             96,000
       Compensation relating to stock options                             10,313                 --
       Depreciation and amortization                                   2,892,624          1,195,166
       Provision for bad debts                                           129,640            109,218
      Changes in assets and liabilities, net of effects
        from purchase of subsidiary
         Decrease (increase) in accounts receivable                       15,861            (42,688)
         Decrease (increase) in deposit and other                          3,518           (342,679)
         Decrease in prepaid expenses and other current assets          (247,874)          (131,983)
         Decrease in accounts payable                                   (149,874)           (10,122)
         (Decrease) increase in accrued expenses and other
         liabilities                                                    (842,182)           103,779
         Increase in overdraft                                           123,247                 --
                                                                    ------------       ------------
                   Net cash used  in operating activities             (3,611,484)        (2,766,325)
                                                                    ------------       ------------
Cash flows from investing activities
   Acquisitions of property and equipment                               (127,160)          (379,533)
   Acquisition cost of Phone1, net of cash acquired                           --            (37,017)
                                                                    ------------       ------------
                   Net cash used in investing activities                (127,160)          (416,550)

Cash flows from financing activities
    Payment for the settlement of debt                                        --         (3,002,936)
    Proceeds from loans payable                                               --          2,450,000
    Payment on loans payable - related party                                  --         (5,500,000)
    Payment on equipment note payable                                   (500,000)                --
    Proceeds from sale of stock                                               --         10,078,000
    Advances made to Phone1, prior to acquisition                             --           (145,783)
    Proceeds from overdraft facility - related party                   4,234,533                 --
                                                                    ------------       ------------
        Net cash provided by financing activities                      3,734,533          3,879,281
                                                                    ------------       ------------

Net Increase (decrease) in cash                                           (4,111)           696,406

Cash at beginning of period                                              174,120            643,886
                                                                    ------------       ------------
Cash at end of period                                               $    170,009       $  1,340,292
                                                                    ============       ============
Supplemental disclosure of cash flow information:
   cash paid during the period for:
      Taxes                                                         $         --       $         --
                                                                    ============       ============

       Interest                                                     $    359,661       $    320,383
                                                                    ============       ============

Non-cash investing and financing activities:

For the three months ended June 30, 2002, there were no non-cash transactions.

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

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Generally accepted accounting standards also require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclose contingent assets and liabilities at the date of the financial statements. Significant estimates include those made for the allowance for uncollectible accounts, and contingencies. Actual results could differ from those estimates. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

NOTE B - OPERATIONS OF THE COMPANY

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

On June 13, 2001, the Company acquired all of the outstanding common stock of Phone1, Inc., a Florida corporation, ("Phone1") a telecommunications marketing company, for 12.0 million restricted shares of our common stock. As a result, Phone1 became a wholly owned subsidiary.

On November 16, 2001, in connection with the formation of Phone1 Smart LLC, a limited liability company, organized under the Delaware limited liability act, the Company entered into an operating agreement with MTG Interconnection LC ("MTG"), a Florida limited liability company. The Company owns 51% of the interest in Phone1 Smart.

The Company is a facilities-based provider of integrated communications services to U.S.-based local and long distance telecommunications and payphone operators. The Company currently has two main switch facilities, one located in New York and the other in Miami, Florida. Additionally, the Company maintains operating agreements that deliver services in many countries throughout the world using the third party networks. The Company also offers international and domestic long distance telephone calls from the payphones in the United States to anywhere in the world. The Company also intends to offer local dial up, long distance and internet access to retail and commercial customers through Phone1 Smart LLC.

NOTE C - LOANS PAYABLE, COMMITMENTS AND CONTINGENCIES

GNB BANK LOANS

Since February 2000, the Company has entered into a series of financings and refinancings with GNB Bank (Panama) S.A. ("GNB Bank").

On October 31, 2001, Phone1, Inc. entered into a loan agreement with GNB Bank in the principal amount of $10.0 million, plus interest at the rate of 10% per annum. The GNB Loan is evidenced by an unsecured convertible promissory note (the "$10 million Note) that is due October 30, 2002. The Loan is guaranteed by the Company.

The principal and interest of the $10 million Note is convertible, in whole or in part, prior either to or after the maturity date (if the loan and the note are not fully paid), as elected by GNB Bank into:

         1. that number of shares of common stock or any other class of securities issued by Phone1, Inc. having privileges or rights senior to the common stock, equal to the principal and interest accrued thereon under the $10 million Note that the GNB Bank elects to convert divided by:

         o If GNB Bank has elected to convert the Loan and the $10 million Note in whole, such conversion price per share that results in granting to the GNB Bank such number of securities of Phone1, Inc. representing 12.5%, on a fully diluted basis, of the total issued and outstanding stock of the Phone1, Inc. immediately after the conversion: and

         o If GNB Bank has elected to convert the Loan and the $10 million Note in part, such conversion price per share that results in granting to the GNB Bank such number of securities of Phone1, Inc. representing the percentage, on a fully diluted basis, of the total issued and outstanding stock of Phone1, Inc. equal to 7.5% multiplied by the principal amount and interest of the $10 million Note that GNB Bank elects to convert divided by the total outstanding principal and interest of the $10 million Note (the "Partial Election Percentage"); or

         2. That number of shares of common stock of the Company equal to the principal and interest accrued thereon under the $10 million Note that the GNB Bank elected to convert divided by 1.5.

On March 27, 2002, the Company signed an Overdraft Facility with GNB Bank for $2,000,000 with an interest rate of 12% per annum. The Overdraft Facility expires on March 27, 2003 and it is callable, however, the facility was extended and on April 29, 2002, the Company increased its Overdraft Facility up to an aggregate amount of $3,200,000. On May 30, 2002, the Company obtained an additional $380,000, increasing the overdraft facility to an aggregate amount of $3,580,000. Effective on June 20, 2002, the aggregate principal outstanding amount under this Overdraft facility was increased to $4,580,000. On June 30, 2002, the overdraft facility was approximately $4,251,000 and is included in the overdraft facility-related party of the financial statements.

Jaime Gilinski, Chairman of the Board of the Company, is also the Chairman of GNB Bank. Mr. Gilinski has provided collateral to GNB Bank for the payment and performance of the Company and Phone1 of each of the loans from GNB Bank and the Overdraft Facility.

NOTE D - LOANS FROM FINANCIAL INSTITUTIONS

On March 29, 2002, the Company entered into a loan agreement with a related party financial institution in the principal amount of $1 million. The loan was funded April 1, 2002. The interest rate charged on the loan agreement was based on the prime rate plus 1%. The loan was evidenced by a promissory note. The loan was payable on demand and it was paid on April 29, 2002.

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

NOTE E - EQUIPMENT NOTE PAYABLE

On September 30, 2001, the Company entered into an agreement with a vendor. The Company paid $1.0 million in cash and signed a $2.0 million promissory note bearing an interest rate of 8.5% to the vendor for full and complete satisfaction of the outstanding obligations to the vendor. The note and the accrued interest will be paid in four (4) quarterly installments on December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002. The note is secured by a lien on vendor's equipment in our possession and a guaranty of payment by the Company up to $1.5 million.

On December 31, 2001, the Company made the first quarterly installment of $500,000, plus accrued interest. On April 1, 2002, the Company made the second quarterly installment of $500,000 plus accrued interest. On July 1, 2002, the Company made the third quarterly installment of $500,000 plus accrued interest.

NOTE F - COMMITMENTS AND CONTINGENCIES

Effective October 2, 2000, Globaltron entered into an employment agreement with its then Chief Executive Officer ("CEO"). The agreement provided an annual base salary of $300,000. The agreement also provides that the CEO is entitled to receive options for up to 960,000 shares of our Common Stock, exercisable at $5.50 per share through October 1, 2010, which options vest in 192,000 increments every six months. He is also subject to confidentiality, no solicitation, and non-competition provisions. The stock options were issued at below the fair market value resulting in salary expense and additional paid in capital of $96,000 in March 31, 2001. On April 30, 2001, the CEO left the Company. He received a total of $220,000 starting May 1, 2001 paid over a period of nine months. Additionally, the exercise period for his vested options to purchase 384,000 shares of the Company's common stock at $5.50 per share was extended through July 31, 2002. No options were exercised as of July 31, 2002 and such options have expired.

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

On September 30, 2001 the Company and GCC entered into an agreement with a telecommunications product and services vendor pursuant to which the Company, GCC and the vendor mutually agree to jointly resolve any claims that any of them may have related to, or arising, directly or indirectly, from certain licensing agreement that was signed among the parties. GCC paid $75,000.00 in cash and the Company issued 300,000 shares of its Common Stock. The vendor has a put option against GCC for 10 consecutive days starting on August 31, 2002 to require GCC to purchase 100,000 of the Company's Common Stock held by the vendor for a purchase price of $2 per share, if during the period comprised between April 1, 2002 and August 31, 2002, the closing price of the Common Stock of the Company does not reach an average closing price of $2 or more per share during a period of thirty consecutive trading days. In addition, either GCC or the Company has a call option exercisable at any time until August 31, 2002, to buy 100,000 of the Company's shares held by the vendor at an adjusted purchase price of $2 per share, irrespective of the price of the stock in the public market. GCC will pay the vendor an additional $75,000 on April 1, 2002, if the average closing price of the Company's stock does not reach $2 per share for a period of twenty consecutive trading days between January 1, 2002 and March 31, 2002. The Company had accrued $75,000; however, the amount has not yet been paid as of June 30, 2002. As of June 30, 2002, the Company had an accrual for $82,000 representing the net effect of the put and call option, as well as an accrual of $200,000 due to the probability of the exercise of the put option.

On November 16, 2001, in connection with the formation of Phone1 Smart LLC, a Delaware limited liability company, the Company entered into an operating agreement with MTG Interconnection LC ("MTG"), a Florida limited liability company. The Company contributed $100,000 in cash for 51% of Phone1 Smart and MTG contributed certain intangible assets and services in return for 49% in Phone1 Smart. In addition, available cash will first be used to pay any outstanding loans and accrued interest and then allocated to MTG until it has received the aggregate amount of $2.4 million.

Spitfire Merchants, Ltd. v. Globaltron Corporation f/k/a Win-Gate Equity Group, Inc. n/k/a Phone1 Globalwide Inc. was filed in June 5, 2001 in the Eleventh Judicial Circuit Court in and for Miami-Dade County, Florida. The lawsuit seeks damages for alleged breach of contract regarding the purchase of shares in the Company. Spitfire alleges that it was not given the correct amount of shares and that some of the shares it received were restricted, allegedly in violation of Spitfire's subscription agreement with the Company. Spitfire has sought damages in excess of $1,000,000, which is disputed by the Company. In its answer, the Company asserted the affirmative defenses of failure to mitigate damages and failure of consideration. The Company intends to vigorously defend this matter.

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

On April 4, 2002, the Company terminated a telecommunication service agreement with a vendor, pursuant to which the vendor agreed to release the Company of all claims for the outstanding balance owed to the vendor and the execution of a new co-location agreement with the vendor. The Company did not incur any penalties as a result of the early termination. The Company entered into a new agreement with the vendor for equipment racks to house the Company's equipment. Under the new agreement, the Company is required to pay for services totaling $768,000 at a rate of $19,200 per month, through August 9, 2005.

On June 28, 2002 the Company reached an agreement with a vendor to terminate all agreements and release the Company of all claims for the outstanding balance owed to the vendor. Under the settlement the Company paid $150,000 at the signing of the agreement and the vendor retained the deposit of approximately $46,000. In addition, the Company will pay $10,000 a month for 18 months starting December of 2002. In the event the Company orders new services from the vendor the monthly payments of $10,000 will be applied against the new services.

NOTE G - ISSUANCE OF STOCK OPTIONS

On October 22, 2001, the Company granted total of 475,000 options to three employees and two consultants. The exercise price of the options was the closing price as of October 22, 2001. Twenty-five percent of the options were fully vested on the grant date and remaining options will be vested over two years. On December 3, 2001, one of the consultants was hired as a full time employee. Pursuant to FAS 123, transactions in which an entity issues its equity instruments to acquire goods or services from non-employees must be accounted for based on fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. During the quarter ended June 30, 2002, the Company recorded approximately $10,300 as compensation expense for the stock options granted to consultants.

On April 16, 2002, the Company issued 240,000 options to an employee. The strike price of the options was the closing price at April 16, 2002. The options are fully vested at the grant date.

In April, 2002, the Board of Directors amended and restated its Stock Incentive Plan to increase the number of shares of common stock that may be subject to stock options granted to non-employee directors upon their beginning service as a director from 50,000 shares to 150,000 shares and to authorize the grant of stock options to purchase up to a maximum of 75,000 shares in any calendar year. Stock option grants made in connection with a non-employee director's beginning service shall be 50% vested and exercisable on the date of grant and the remainder of the stock option will vest and become exercisable on the first anniversary of the date of grant. Stock option grants made in calendar years other than the calendar year in which a non-employee director begins service shall vest and become exercisable as determined by the Board of Directors. The Board of Directors also amended the Stock Incentive Plan to provide for a "cashless exercise" procedure with respect to all stock options granted under the Stock Incentive Plan if the Common Stock is quoted on the Over The Counter Bulletin Board

The Company did not include 9,000,000 preferred stock and 2,091,000 common stock options in the computation of earnings per share because its inclusion would have been antidilutive for the quarter ended June 30, 2002.

NOTE H - RECENTLY ISSUED ACCOUNTING STANDARDS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

Beginning April 1, 2002, the Company no longer amortizes $1.8 million of intangible assets identified as trade name and trademarks as these assets have been determined to have an indefinite life. By September 30, 2002, the Company will have completed a transitional impairment test of all intangible assets with indefinite lives. Impairment losses, if any, resulting from the transitional testing will be recognized in the second quarter ended September 30, 2002, as a cumulative effect of a change in accounting principle.

The Company requires substantial additional capital to continue the development of its business because there can be no assurance that the Company will achieve profitable operations, the Company may, in the future, recognize a substantial impairment of its intangible assets.

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

NOTE I - SUBSEQUENT EVENTS

On July 8, 2002, the Company increased the Overdraft Facility up to an aggregate amount of $6,000,000. Effective on July 16, 2002, the aggregate principal outstanding amount under this Overdraft facility was increased to $9,000,000.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Financial Statements included elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Certain statements in this Form 10-QSB are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities
Act), Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words may, will, should, expect, anticipate, estimate, believe, intend, or project or the negative of these words or other variations on these words or comparable terminology. This report contains forward-looking statements that address, among other things, our financing plans, regulatory environments in which we operate or plan to operate, trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations and acquisition opportunities. These statements may be found under Management's Plan of Operation, as well as in this Form 10-QSB generally. Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include Cautionary Statements (the Cautionary Statements), without limitation: the Company's ability to raise capital; the Company's ability to execute its business strategy in a very competitive environment; the Company's degree of financial leverage; risks associated with acquisitions and the integration thereof; risks associated with rolling out new products and services; risks associated with rapidly developing technology and providing services over the Internet; regulatory considerations and risks related to international economies; risks related to market acceptance of, and demand for, the Company's products and services; continued relations with and pricing dependence on third party suppliers; the impact of competitive services and pricing; and other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligations to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

Phone1 Globalwide, Inc. formerly known as Globaltron Corporation, and as Win-Gate Equity Group, Inc., (the Company) reincorporated in Delaware on September 25, 2001. The Company was originally organized on May 17, 1996 in Florida, for the purpose of locating and effecting business combinations with existing businesses.

On January 21, 2000, we consummated a stock purchase agreement with all of the shareholders of Globaltron Communications Corporation, a Delaware corporation
(GCC) whereby we acquired 100% of the outstanding GCC shares. As a result, GCC became our wholly owned subsidiary.

On June 13, 2001, we acquired all of the outstanding common stock of Phone1, Inc., a Florida corporation, a telecommunications marketing company, for 12.0 million restricted shares of our common stock. As a result, Phone1 become our wholly owned subsidiary.

On November 16, 2001, in connection with the formation of Phone1 Smart LLC, a limited liability company, incorporated under the Delaware limited liability act, the Company entered into an operating agreement with MTG Interconnection LC ("MTG"), a Florida limited liability company. The Company owns 51% of the interest in Phone1 Smart.

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

Our wholly owned subsidiary Phone1, Inc. is a marketing, technology research and development company, carrier and reseller using the network of our GCC subsidiary to deliver retail products to consumers through payphones owned by third parties. The core product of Phone1 consists of direct dialed international and domestic calls for $1.00 to anywhere in the world. Each call is rated or priced by a preset pricing structure consisting of a number of minutes for the destination dialed by the customer. The consumer simply dials 011, the country code and destination for international calls and 1+ the number for domestic calls. Prior to depositing the coins a voice prompt tells the customer how many minutes they will be able to talk for the $1.00 deposited. The call is routed to the Company's platform, which provides fraud detection and prevention as well as generates call detail records. The routing is a method of transporting a call from one location to another. The platform then processes the call and switches it to the Company's network. The company is inter-connected with several tier one carriers as well as unique carrier service providers to specific countries. This allows the Company to provide competitive pricing to the consumer or customer using the service. The customer recognizes the international service availability by the company's bright yellow signature handset installed on the payphone.

At the present time, Phone1 Smart LLC, which is intended to provide the Phone1 services to business and residential customers in their offices and homes will not be actively promoted by the Company until a full roll out of Phone1 services is completed.

PLAN OF OPERATION

We intend to capitalize on the rapidly increasing immigrant population in the United States, initially focusing on immigrants from Mexico, Central & South America and the Caribbean region. The population of those areas is one of the fastest growing segments of immigrants in the United States. Our goal is to provide both international and domestic long distance services through Phone1-enabled payphones at competitive rates to such immigrants living in the United States. Phone1 intends to capture a significant portion of the calls from payphones made by these immigrants through its local brand-awareness campaigns which include the following elements:

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

         o Phone1 has entered into reseller agreements with payphone owners and operators. Through those payphones, we intend to offer international and domestic long distance, inclusive of Canada, telephone calls in the United States to anywhere in the world at competitive consumer rates. The Company does not incur expense for maintaining and operating the payphones. The payphone owners and operators are responsible for installing the necessary proprietary hardware and signage (provided by Phone1) as well as continuing to maintain the payphones. In general, the payphone owners are also responsible for collecting the coins and keeping the payphones operational. The payphone owners are responsible for the monthly phone line charges for operating the payphone.

This service is currently being offered in South Florida, Central Florida, metropolitan New York and certain other areas of the country on test basis and on a regular commercial basis. Phone1's business plan is to roll out its services in six of the largest metropolitan areas of the United States, utilizing the Company's existing VoIP/ATM switching networks as well as other third party telecommunications providers.

We currently have approximately 400 to 500 payphones that are undergoing tests conducted by five major telecom companies. If the tests are deemed successful by these telecom companies, it is expected that it will be an implementation of the Phone1 services in their payphones.

On July 29, 2002 the Company signed an agreement with Telesector Resources Group, Inc. d/b/a/ Verizon Network services. Under the agreement the Company will provide Phone1 services to customers using Verizon public telephones, including a substantial presence in New York, New York. Subject to certain earlier events of termination, the agreement has a term of three years. It is presently contemplated that over the life of the agreement the number of Verizon public telephones utilizing Phone1 services will run into the tens of thousands. The Company plans to commence roll out the Phone1 services with Verizon during the quarter ending December 31, 2002.

The Company also recently signed agreements with two other major telecom providers, Qwest Interprise America and Sprint. Under these agreements the Company will provide Phone1 services to customers of some of these providers' public telephones. Subject to certain earlier events of termination, each of these agreements has a term of three years. The Company also plans to commence roll out of the Phone1 services with these pay phone operators during the quarter ending December 31, 2002.

RESULTS OF OPERATIONS

The discussion below relates to results of operations for the quarter ended June 30, 2002 compared to June 30, 2001

Revenues for the quarter ended June 30, 2002 was approximately $753,000 compared to $608,000 for the quarter ended June 30, 2001, an increase of $145,000 or 24%. The increase was primarily the result of $91,000 increase in arbitrage sales, which occur from packaging wholesale foreign termination rates from third-party carriers and reselling them to carriers that connect to one of the Company's domestic switch sites, $368,000 in prepaid calling cards and $19,000 in Phone1, Inc. sales. These increases were partially offset by a decrease in carrier sales. Carrier sales amounted to approximately $6,000 and $339,000 in June 30, 2002 and June 30, 2001, respectively, a decrease of $333,000. The decrease was due to the competitive pricing pressures and discontinuation of our overseas Point of Presence (POPs) Carrier sales (wholesale carrier termination sales of international voice and data telecommunications into foreign countries).

Cost of sales for the quarter ended June 30, 2002 was approximately $1,202,000 compared to $964,000 for the quarter ended June 30, 2001, an increase of $238,000 or 25%. The two major components of cost of sales are fixed recurring costs and variable costs. Fixed recurring costs for the quarter ended June 30, 2002 and June 30, 2001 were approximately $283,000 and $646,000, respectively, a decrease of $363,000 or (56%). The decrease was primarily due to the Company terminating certain service agreements with vendors. Variable cost was $919,000 and $318,000 of the cost of sales for the quarter ended June 30, 2002 and June 30, 2001, respectively, an increase of $601,000 or 188%. The increase is primarily attributable to the increased traffic volumes associated with revenue growth from arbitrage sales and prepaid calling cards.

Selling, general, and administrative expenses remained consistent at approximately $1,824,000 for the quarter ended June 30, 2002 and 2001.

Depreciation expense for the quarter ended June 30, 2002 was $681,000 and for the quarter ended June 30, 2001, the amount was $742,000, a decrease of $61,000 or 8%.

Amortization of intangible assets amounted to $2,211,000 and $452,000 for the quarter ended June 30, 2002 and 2001, respectively, an increase of $1,759,000 or 389%. The increase was primarily due to the Company acquiring Phone1, Inc. during the month of June 2001. There was only a partial month of amortization during the quarter ended June 30, 2001 compared to a full three months for the quarter ended June 30, 2002.

Net interest expense for the quarter ended June 30, 2002 was $380,000 and $315,000 for the quarter ended June 30, 2001, an increase of $65,000 or 21%. Such increase was the result of obtaining additional debt.

The gains on extinguishment of debt for the quarter ended June 30, 2001 amounted to approximately $7,236,000 which resulted from the extinguishment of its vendor debt.

         Net income (loss) and diluted earnings (loss) per share changed significantly from $3,493,000 and $.11, respectively, for the quarter ended June 30, 2001 compared to a loss of ($5,546,000) and ($.16), respectively, for the quarter ended

June 30, 2002. This significant change was primarily due to the aforementioned one time extraordinary gain from the extinguishment of debt in the quarter ended June 30, 2001 and the effect of a full three month amortization of the acquisition of Phone1, Inc., and is not indicative of actual operating results between the two periods.

LIQUIDITY AND CAPITAL RESOURCES

We currently have two main switch facilities, one located in New York and the other in Miami, Florida. The costs associated with the initial construction and operation of a network may vary primarily due to market variations in geographic and demographic characteristics, and the types of construction technologies, which can be used to deploy the network. As we develop and roll out Phone1 services in each of our markets, additional capital expenditures, marketing, advertising and net operating costs will be incurred. The amount of these costs will vary, based on the number of payphones served and the actual services provided.

We are incurring negative cash flows due, in major part, to the funding requirements for working capital, network construction, development, marketing and early stage operational cost for the Phone1 subsidiary. We expect to continue to incur negative cash flow for at least two years. We make no assurance that our networks or any of our other services will ever provide a revenue base adequate to sustain profitability or generate positive cash flow. During fiscal year 2003, the amount of capital required for implementation of our integrated networks, marketing and other services and to fund negative cash flow, including interest payments, is projected to be at least $20,000,000.

Developing, enhancing and rolling out new services and expending networks will also require substantial capital expenditures. The funding of these expenditures is dependent upon the Company's ability to raise substantial equity and debt financing. We are actively seeking additional funding from a variety of sources, including potential issuances of our securities in one or more private transactions. However, we make no assurances that we will be able to obtain such financing or, if obtained, that it will be on terms profitable to us. Such activities (as well as the Company's existing convertible loan from GNB Bank) may result in significant dilution to existing investors and significant transactions costs to the Company.

EQUIPMENT FINANCING AGREEMENTS

On August 23, 1999, the Company entered into an equipment financing proposal with an equipment vendor. Pursuant to the proposal, the Company had the ability to borrow up to $10 million in order to purchase equipment and services and to pay for ancillary costs associated with the installation and preparation of the equipment for operation. The equipment facility was divided into three phases. Phase 1 was for up to $1,750,000 and was to be used towards the purchase equipment to be deployed outside of the United States. Phase 2 was for up to $6,750,000 and was to be used towards the purchase of equipment to be deployed in the United States. Phase 3 was for up to $1,500,000 and was to be used towards the purchase of professional services, plus costs relating to taxes and shipping. On September 15, 1999, the Company entered into a Master Conditional Sale Agreement with the same vendor finalizing all of the terms and conditions of the equipment financing proposal. On September 30, 2001, the Company entered into an agreement with the vendor. The Company paid $1.0 million in cash and signed a $2,000,000 promissory note bearing an interest rate of 8.5% to the vendor for full and complete satisfaction of the outstanding obligations to the vendor. The Note and the accrued interest is payable in four (4) quarterly installments on December 31, 2001, March 31, 2002, June 30, 2002, and September 30, 2002. The Note is secured by a lien on the vendor's equipment and a guaranty of the Company. When the Agreement was reached the total obligation owed to the vendor, including interest was approximately $7.2 million. The Company recorded approximately $4.2 million of extraordinary gain due to the settlement of the debt.

On October 25, 1999, the Company entered into two separate equipment financing agreements with a telecommunications equipment vendor, and on January 24, 2000, the Company entered into an additional equipment financing agreement with the same vendor. Pursuant to these agreements, we purchased switches and routers and pay for related ancillary costs of equipment maintenance, installation, and preparation. The Agreement has a term of 36 months for the purchase of equipment and 24 months for ancillary costs including shipping, taxes, installation, cabling, and software. In June 2001, the Company entered into an agreement with the vendor. The Company returned $4,197,064 of equipment and paid $3,002,936 in cash for full and complete satisfaction of the approximately $14.4 million outstanding obligations due to the vendor. The Company recorded approximately $7.2 million of extraordinary gain due to the settlement of debt.

LOANS FROM GNB BANK

Since February 2000, the Company has entered into a series of financings and refinancings with GNB Bank (Panama) S.A. ("GNB Bank").

On October 31, 2001, Phone1, Inc. entered into a loan agreement with GNB Bank in the principal amount of $10.0 million, plus interest at the rate of 10% per annum. The GNB Loan is evidenced by an unsecured convertible promissory note (the "$10 million Note) that is due October 30, 2002. The Loan is guaranteed by the Company.

The principal and interest of the $10 million Note is convertible, in whole or in part, prior either to or after the maturity date (if the loan and the note are not fully paid), as elected by GNB Bank into:

         1. that number of shares of common stock or any other class of securities issued by Phone1, Inc. having privileges or rights senior to the common stock, equal to the principal and interest accrued thereon under the $10 million Note that the GNB Bank elects to convert divided by:

         o If GNB Bank has elected to convert the Loan and the $10 million Note in whole, such conversion price per share that results in granting to the GNB Bank such number of securities of the Phone1, Inc. representing 12.5%, on a fully diluted basis, of the total issued and outstanding stock of the Phone1, Inc. immediately after the conversion: and

         o If GNB Bank has elected to convert the Loan and the $10 million Note in part, such conversion price per share that results in granting to the GNB Bank such number of securities of the Phone1, Inc. representing the percentage, on a fully diluted basis, of the total issued and outstanding stock of Phone1 equal to 7.5% multiplied by the principal amount and interest of the $10 million Note that GNB Bank elects to convert divided by the total outstanding principal and interest of the $10 million Note (the "Partial Election Percentage"); or

         2. That number of shares of common stock of the Company equal to the principal and interest accrued thereon under the $10 million Note that the GNB Bank elected to convert divided by 1.5.

On March 27, 2002, the Company signed an Overdraft Facility with GNB Bank for $2,000,000 with an interest rate of 12% per annum. The Overdraft Facility expires on March 27, 2003 and it is callable, however, the facility was extended and on April 29, 2002, the Company increased its Overdraft Facility up to an aggregate amount of $3,200,000. On May 30, 2002, the Company obtained an additional $380,000, increasing the Overdraft Facility to an aggregate amount of $3,580,000. Effective on June 20, 2002, the aggregate principal outstanding amount under this Overdraft Facility was increased to $4,580,000. On July 8, 2002, the Company increased the Overdraft Facility up to an aggregate amount of $6,000,000. Effective on July 16, 2002, the aggregate principal outstanding amount under this Overdraft Facility was increased to $9,000,000.

Jaime Gilinski, Chairman of the Board of the Company, is also the Chairman of GNB Bank. Mr. Gilinski has provided collateral to GNB Bank for the payment and performance of the Company and Phone1 of each of the loans from GNB Bank and the Overdraft Facility.

LOANS FROM FINANCIAL INSTITUTIONS

On March 29, 2002, the Company entered into a loan agreement with a related party financial institution in the principal amount of $1 million. The loan was funded April 1, 2002. The interest rate charged on the loan agreement was based on the prime rate plus 1%. The loan was evidenced by a promissory note. The loan was payable on demand and it was paid on April 29, 2002.

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

TERMINATION OF CERTAIN AGREEMENTS WITH VENDORS

On April 4, 2002, the Company terminated a telecommunication service agreement with a vendor, pursuant to which the vendor agreed to release the Company of all claims for the outstanding balance owed to the vendor and the execution of a new co-location agreement with the vendor. The Company did not incur any penalties as a result of the early termination. The Company entered into a new agreement with the vendor for equipment racks to house the Company's equipment. Under the new agreement, the Company is required to pay for services totaling $768,000 at a rate of $19,200 per month, through August 9, 2005.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to the following two lawsuits outside of the ordinary course of business. Spitfire Merchants, Ltd. v. Globaltron Corporation f/k/a Win-Gate Equity Group, Inc. n/k/a Phone1 Globalwide Inc. was filed in June 5, 2001 in the Eleventh Judicial Circuit Court in and for Miami-Dade County, Florida. The lawsuit seeks damages for alleged breach of contract regarding the purchase of shares in the Company. Spitfire alleges that it was not given the correct amount of shares and that some of the shares it received were restricted, allegedly in violation of Spitfire's subscription agreement with the Company. Spitfire has sought damages in excess of $1,000,000.00, which is disputed by the Company. In its answer, the Company asserted the affirmative defenses of failure to mitigate damages and failure of consideration. The Company intends to vigorously defend this matter. Daleen Technologies, Inc. v. Phone1, Inc. , was filed in April 1, 2002 in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida. Daleen seeks damages in the approximate amount of $700,000.00 for alleged breach of a software licensing agreement, specifically payment of monthly licensing and maintenance fees. Phone1 filed a counterclaim against Daleen seeking damages for breach of the same software licensing agreement, breach of express warranty, breach of an implied warranty of fitness for a particular purpose, money had and received, and unjust enrichment. Phone1is seeking damages in excess of $1,000,000.00, which sum is comprised of (1) a refund of approximately $520,000.00 for licensing fees paid to Daleen, and (2) $500,000.00, representing the amounts paid by Phone1 to a third party to assist in implementing and hosting the software licensed from Daleen.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

2.12 Stock Purchase Agreement between Win-Gate Equity Group, Inc. and the Shareholders of Globaltron Communications Corporation dated January 21, 2000. (1)
2.2.1 Certificate of Merger between Phone1Globalwide, Inc., a Florida corporation and Phone1Globalwide Inc., a Delaware corporation(16)
2.2.2 Articles of Merger between Phone1 Globalwide, Inc., a Florida corporation and Phone1 Globalwide Inc., a Delaware corporation (16)
2.3 Plan and Agreement of Merger between Phone1Globalwide, Inc., a Florida corporation and Phone1Globalwide Inc., a Delaware corporation(16)
3.1.1    Articles of Incorporation of Win-Gate Equity Group, Inc.  (2)
3.1.2    Articles of Amendment to the Articles of Incorporation.  (13)
3.1.3 Certificate of Designation for the Series A 8% Convertible Preferred Stock (17)
3.1.4    Certificate of Incorporation of Phone1Globalwide, Inc.(16)
3.2.1    By-Laws of Win-Gate Equity Group, Inc.  (2)
3.2.2    Bylaws of Phone1Globalwide Inc.  (16)
4.1      Specimen Common Stock Certificate.  (2)
10.1.1   Win-Gate Equity Group, Inc. 1996 Stock Option Plan.  (2)
10.1.2   Globaltron Corporation's 2000 Stock Incentive Plan.  (12)
10.1.3 Amendment Number One to Globaltron Corporation 2000 Stock Incentive Plan (15)
10.1.4   Amended and Restated Phone1Globalwide 2000 Stock Incentive Plan
10.1.5   Amendment to Phone1Globalwide 2000 Stock Incentive Plan
10.1.6   Schedule A to the Minutes of the Board of Directors
10.2 Loan Agreement dated February 29, 2000 by and among Win-Gate Equity Group, Inc., Globaltron Communications Corporation, and GNB Bank (Panama) S.A.(4)
10.3 Letter Agreement dated February 29, 2000 between Gary D. Morgan and GNB Bank Panama, S.A. (4)
10.4 Loan Agreement dated July 26, 2000 between Win-Gate Equity group, Inc. and Arthur E. Lipson, Trustee(5)
10.5 Equipment Financing Proposal dated August 23, 1999 between Globaltron Communications Corporation and Lucent Technologies. (5)
10.6 Master Conditional Sale Agreement dated September 15, 1999 between Globaltron Communications Corporation and Lucent Technologies. (5)
10.7 Term Sheet dated June 23, 2000 between Globaltron Communications Corporation and Italtel SPA. (5)
10.8 Equipment Financing Agreement dated October 25, 1999 between Globaltron Communications Corporation and Cisco Systems Capital Corporation. (5)
10.9 Soft Cost Financing Agreement dated October 25, 1999 between Globaltron Communications Corporation and Cisco Systems Capital Corporation. (5)
10.10 Equipment Financing Agreement dated January 24, 2000 between Globaltron Communications Corporation and Cisco Systems Capital Corporation. (5)
10.11 Term Sheet dated July 13, 2000 between Globaltron Communications Corporation and Tropico Sistemas e Telecomunicacoes S.A. (5)
10.12 Term Sheet dated July 11, 2000 between Globaltron Communications Corporation and CPqD Technologies. (5)
10.13 Equipment Financing Agreement dated June 23, 2000 between Globaltron Communications Corporation and Gallant Capital & Finance, LLC. (5)
10.14 Term Sheet dated June 13, 2000 between Win-Gate Equity Group, Inc. and ECI Telecom Ltd. (5)
10.15 Executive Employment Agreement between Globaltron Communications Corporation and Gary Stukes(5)
10.16 Satellite Bandwidth Agreement dated November 9, 1999 between Globaltron Communications Corporation and Satelites Mexicanos, S.A. de C.V. (5)
10.17 Contract of Sale dated November 9, 1999 between Globaltron Communications Corporation and Owners of 64% of Startcomm Corporation.
         (5)

10.18 Amendment dated September 27, 2000 to the Loan Agreement dated February 29, 2000 among Win-Gate Equity Group, Inc., Globaltron Communications Corporation, and GNB Bank (Panama) S.A. (6)
10.19 Letter Agreement dated September 27, 2000 from Gary D. Morgan to GNB Bank (Panama) S.A. (6)
10.20 Letter Agreement dated September 27, 2000 from Win-Gate Equity Group, Inc. to GNB Bank (Panama) S.A. re: Transfer and Voting Matters. (6)
10.21 Stock Purchase Agreement dated September 27, 2000 between Gary D. Morgan and Tremaine Trading Co. (7)
10.22 Employment Agreement between Win-Gate Equity Group, Inc. and Kevin P. Fitzgerald dated September 27, 2000. (7)
10.23 Loan Agreement dated September 27, 2000 between Win-Gate Equity Group, Inc., Globaltron Communications Corporation, Gary D. Morgan, and Colpafinsa S.A. (7)
10.24 Pledge Agreement dated September 27, 2000 between Gary D. Morgan and Colpafinsa S.A. (7)
10.25 Stock Purchase Agreement dated April 11, 2000 between Win-Gate Equity Group, Inc. and Oriental Allied Holdings Ltd. (7)
10.26 Pledge and Security Agreement dated April 11, 2000 between Win-Gate Equity Group, Inc. and Oriental Allied Holdings Ltd. (7)
10.27 Settlement Agreement dated November 21, 2000 among Globaltron Corporation, Globaltron Communications Corporation, and Atlas Communications, Ltd. (8)
10.28 Agreement to Settle Promissory Note dated December 7, 2000 by and among International Investments Communications, Ltd., Globaltron Communications Corporation and Gary Morgan. (Exhibit omitted) (9)
10.29 Second Amendment dated as of December 5, 2000, but effective on October 24, 2000, to the Loan Agreement dated as of February 29, 2000, as amended September 27, 2000 by and among Globaltron Corporation, formerly known as Win-Gate Equity Group, Inc., Globaltron Communications Corporation and GNB Bank (Panama) S.A. (exhibits omitted) (11)
10.30 Pledge and Security Agreement dated as of November 21, 2000 between Gary D. Morgan and Arthur Lipson, trustee, with GNB Bank (Panama) S.A. and Colpafinsa S.A. as joiners to the Agreement. (11)
10.31 Amendment dated as of December 5th, 2000, but effective as of October 24, 2000, to a certain Loan Agreement, dated as of September 27, 2000, by and among Globaltron Corporation, formerly known as Win-Gate Equity Group, Inc., Globaltron Communications Corporation, Gary D. Morgan as Guarantor and Colpafinsa S.A. (10)
10.32 Common Stock Purchase Agreement dated May 15, 2001 between Globaltron Corporation and the shareholders of Phone1, Inc. (14)
10.33 Pledge and Security Agreement dated May 15, 2001 between Globaltron Corporation and the shareholders of Phone1, Inc. (14)
10.34 Loan Agreement dated October 31, 2001 among Phone1, Inc., Phone1 Globalwide Inc. and GNB Bank (Panama) S.A. (16)
10.35 Service and License Agreement dated April 4, 2002 by and between Globaltron Commnications Corporation and Verestar, Inc. (20)
10.36 Equipment Vendor Settlement Agreement between Globaltron Communications Corporation and New Skies Satellites N.V. (20)
10.37 Limited liability Company Agreement dated November 16, 2001 of Phone1 Smart LLC between Phone1 Inc. and MTG Interconnection LC (18)
10.38 Overdraft Loan Facility dated March 27, 2002 between GNB Bank (Panama) S.A. and Phone1, Inc., together with promissory note in the amount of $2,000,000 (20)
10.39 Amendment to Overdraft Loan Facility dated April 29, 2002 between GNB Bank (Panama) S.A. and Phone1, Inc., together with promissory note in the amount of $1,200,000. (20)

10.40 Amendment to Overdraft Loan Facility dated May 30, 2002 between GNB Bank (Panama) S.A. and Phone1, Inc., together with promissory note in the amount of $380,000. (20)
10.41 Amendment to Overdraft Loan Facility dated June 20, 2002 between GNB Bank (Panama) S.A. and Phone1, Inc., together with promissory notes in the amounts of $400,000 and $600,000. (20)
10.42    License Agreement dated June 21, 2002 between QuorTech and Phone1. (20)
10.43    Promissory Note dated May 8, 2001 in the amount of $1,250,000. (20)
10.44    Promissory Note dated June 6, 2001 in the amount of $1,200,000. (20)
10.45    Promissory Note dated July 16, 2001 in the amount of $2,000,000 (20)
10.46 Loan agreement dated September 28, 2001 by and between Phone1, Inc. and Eagle National Bank of Miami. (20)
10.47    Intentionally ommitted.
10.48 Loan Agreement dated March 29, 2002 by and between Phone1, Inc. and Eagle National Bank of Miami. (20)
10.49 Loan agreement dated April 29, 2002 by and between Phone1, Inc. and Eagle National Bank of Miami. (20)
10.50    Loan Agreement dated May 30, 2002 by and between Phone1, Inc. and
         Eagle National Bank of Miami. (20)
10.51 Amendment to Overdraft Loan Facility dated as of July 8, 2002 by and between Phone1, Inc. and GNB Bank (Panama) S.A., increasing the Overdraft Facility to $6,000,000. (19)
10.52 Amendment to Overdraft Loan Facility dated as of July 16, 2002 by and between Phone1, Inc. and GNB Bank (Panama) S.A., increasing an Overdraft Facility to $9,000,000. (19)
10.53 Agreement dated as of July 28, 2002 by and between Phone1, Inc. and Telesector Resource Group, Inc. for 1+ International Sent Paid
         Service. (19)
10.54 Reseller Agreement dated as of January 14, 2002, as amended June 25, 2002, by and between Phone1, Inc. and Sprint. (19)
10.55 Phone1 Independent Agent Agreement dated as of July 1, 2002, by and between Phone1, Inc. and Qwest Interpsie America. (19)
10.56    Exclusive Reseller Agreement dated July 24, 2001 by and between
         Protel, Inc. and Phone1, Inc. (19)
21       List of subsidiaries of Phone1 Globalwide Inc.


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

(19) Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

(20) Filed as an exhibit to the Company's Annual Report on Form 10-KSB (File No. 333-05188-A) as filed with the Securities and Exchange Commission on July 7, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2002

PHONE1 GLOBALWIDE, INC.




By: /s/ Dario Echeverry
    -----------------------------------------------
    Dario Echeverrry Acting Chief Executive Officer

By: /s/ Syed Naqvi
    -----------------------------------------------
    Syed Naqvi, Chief Financial Officer