Form 10QSB
period 2002-09-30
PHONE1GLOBALWIDE INC
filed 2002-11-14
CIK 1017837

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

                           COMMISSION FILE NO. 0-23199


                             PHONE1GLOBALWIDE, INC.
                             ----------------------
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

State the number of shares outstanding of each of the issuer's class of common equity, as of November 14, 2002: 41,078,702

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                     PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES





                                      INDEX

PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
         September 30, 2002 (unaudited) and March 31, 2002                              3

         Unaudited Consolidated Statements of Operations for the six months and
         three months ended September 30, 2002 and 2001                                 4

         Unaudited Consolidated Statements of Cash Flows for the
          six months ended September 30, 2002 and 2001                                  6

         Notes to Consolidated Financial Statements                                     8

Item 2.  Management's Plan of Operation                                                13

Item 3.  Controls and Procedures                                                       20

PART II -  OTHER INFORMATION

Item 1.  Legal Proceedings                                                             20

Item 2.  Changes in Securities and Use of Proceeds                                     21

Item 3.  Default Upon Senior Securities                                                21

Item 4.  Submission of Matters to a Vote of Security Holders                           21

Item 5.  Other Information                                                             21

Item 6.  Exhibits and Reports on Form 8-K                                              22

SIGNATURES                                                                             26

CERTIFICATION BY THE CHIEF EXECUTIVE OFFICER                                           27

CERTIFICATION BY THE CHIEF FINANCIAL OFFICER                                           28

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                     PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
            September 30, 2002(Unaudited) and March 31, 2002(Audited)

                                                                     September 30, 2002   March 31, 2002
                                                                     ------------------   --------------
Current assets
    Cash                                                                $    998,049      $    174,120
    Accounts receivable, less allowance for doubtful
      accounts of $375,762 and $104,798 at September 30, 2002
      and March 31, 2002                                                     225,234           220,224
    Prepaid expenses and other current assets                                676,072           177,161
                                                                        ------------      ------------
               Total current assets                                        1,899,355           571,505

Property and equipment, net                                                6,938,013         7,845,750
Deposits and other                                                         1,401,296         1,122,283
Intangible Assets                                                         16,927,871        21,374,175
                                                                        ------------      ------------
               Total assets                                             $ 27,166,535      $ 30,913,713
                                                                        ============      ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Bank overdraft - related party                                      $     88,666      $     65,127
    Over draft facility - related party                                           --         1,017,251
    Accounts payable                                                       1,952,092         1,793,015
    Convertible loan payable to bank - related party                      20,000,000        10,000,000
    Equipment note payable, current portion                                  500,000         1,500,000
    Accrued expenses and other current liabilities                         1,502,085         2,275,001
                                                                        ------------      ------------
               Total current liabilities                                  24,042,843        16,650,394


Stockholders' equity
    Series A 8% Convertible Preferred stock, par value of $.001,
      10,000,000 shares authorized; liquidation value
      $15,400,000 and $14,840,000, 9,000,000 issued and outstanding
      as of September 30, 2002 and March 31, 2002, respectively                9,000             9,000

    Common stock, par value of $.001, 200,000,000 shares
      authorized; 41,078,702 shares issued and outstanding
      as of September 30, 2002 and March 31, 2002                             41,078            41,078

    Additional paid-in capital                                            83,162,237        83,141,611
    Accumulated deficit                                                  (80,088,623)      (68,928,370)
                                                                        ------------      ------------
               Total stockholders' equity                                  3,123,692        14,263,319
                                                                        ------------      ------------

               Total liabilities and stockholders' equity               $ 27,166,535      $ 30,913,713
                                                                        ============      ============


The accompanying notes are an integral part of this statement.

                     PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

       For the Three Months and Six Months Ended September, 2002 and 2001

                                                          Six Months Ended                     Three Months Ended
                                                   -------------------------------      --------------------------------

                                                  September 30,      September 30,      September 30,      September 30,
                                                       2002               2001               2002              2001
                                                   ------------       ------------       ------------       ------------
Revenue                                               1,712,858          1,318,266            959,660            709,774

Expenses
   Cost of sales                                      2,394,301          2,338,472          1,192,205          1,373,664
   General and administrative                         3,610,415          4,364,984          1,785,798          2,540,690
   Depreciation and amortization                      1,339,051          1,531,506            657,431            788,844
   Intangibles asset amortization                     4,446,305          2,927,978          2,235,301          2,475,474
   Settlement of Service Agreement                       50,000            600,000             50,000            600,000
   Provision for non-current assets                     204,062                 --            204,062                 --
                                                   ------------       ------------       ------------       ------------
         Operating loss                             (10,331,276)       (10,444,674)        (5,165,137)        (7,068,898)

Other income (expense)
  Interest, net                                        (895,744)          (523,855)          (515,126)          (208,831)
  Loss on write down of equipment                            --           (644,438)                --           (644,438)
   Other Losses                                         (83,233)          (392,286)           (83,233)          (392,286)
   Other Expenses                                            --           (202,216)                --           (150,000)
  Other Income                                          150,000                 --            150,000                 --
                                                   ------------       ------------       ------------       ------------



Loss before provision for income taxes and
extraordinary items                                 (11,160,253)       (12,207,469)        (5,613,496)        (8,464,453)

Income tax benefit                                           --                 --                 --                 --
                                                   ------------       ------------       ------------       ------------


Loss before extraordinary items                     (11,160,253)       (12,207,469)        (5,613,496)        (8,464,453)
Extraordinary gain on extinguishment of debt                 --         11,440,582                 --          4,203,741
                                                   ------------       ------------       ------------       ------------

NET LOSS                                           $(11,160,253)      $   (766,887)      $ (5,613,496)      $ (4,260,712)
                                                   ============       ============       ============       ============


Basic earnings (loss) per common share:
   Loss from continuing operations before
     extraordinary gain                            $       (.29)      $      (0.35)      $       (.14)      $      (0.21)

   Extraordinary gain on extinguishments of
    debt                                                     --               0.32                 --               0.10
                                                   ------------       ------------       ------------       ------------
     Basic earnings (loss) per share               $       (.29)      $      (0.03)      $       (.14)      $      (0.11)
                                                   ============       ============       ============       ============
Diluted earnings (loss) per common shares:
     Loss before extraordinary gain                $       (.29)      $      (0.35)      $       (.14)      $      (0.21)

     Extraordinary gain on extinguishments of
       debt                                                  --                .32                 --               0.10
                                                   ------------       ------------       ------------       ------------

     Diluted earnings (loss) per share             $       (.29)      $      (0.03)      $       (.14)      $      (0.11)
                                                   ============       ============       ============       ============


Average shares of common stock outstanding:
      Basic                                          41,078,702         35,974,309         41,078,702         40,781,963
      Diluted                                        41,078,702         35,974,309         41,078,702         40,781,963
                                                   ============       ============       ============       ============


Note: Loss per share calculations include provisions for Series A Preferred Stock dividend in the amount of $280,000 for the three months ended September 30, 2002 and 2001, respectively, and $560,000 and $280,000 for the six months ended September 30, 2002 and 2001, respectively. As of September 30, 2002, the Company had accumulated $1,400,000 as preferred dividend. However, no dividend had been declared by the board of directors.

The accompanying notes are an integral part of this statement.

                     PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2002 and 2001

                                                                                    Six Months Ended
                                                                         September 30, 2002  September 30, 2001
                                                                         -----------------   ------------------
Cash flows from operating activities
   Net(loss)                                                                $(11,160,253)        $   (766,887)
   Adjustments to reconcile net loss to net cash used
     in operating activities
     Gain on extinguishing debt                                                       --          (11,440,582)
Professional services paid for in common stock                                        --               96,000
Compensation relating to stock options                                            20,626                   --
Loss on settlement of service agreement                                           50,000              600,000
Loss on write down of fixed assets                                                    --              644,438
Provision for non-current assets                                                 204,062                   --
     Other losses due to write downs                                              83,233              392,286
     Depreciation and amortization                                             5,785,356            4,459,484
     Provision for bad debts                                                     284,270              127,218
     Changes in assets and liabilities, net of effects of
      purchase of Phone1:
        Increase in accounts receivable                                         (289,280)            (118,056)
        Increase in prepaid expenses and other current assets                   (535,029)            (736,838)
        Increase in deposits and other                                          (324,013)            (277,821)
        Increase in accounts payable                                             159,077              238,152
        Increase in customer deposits and advances                                    --               11,697
        (Decrease)increase in accrued expenses and other liabilities            (822,915)             470,809
        Increase in overdraft facility                                            23,539                   --
                                                                            ------------         ------------

                   Net cash used  in operating activities                     (6,521,327)          (6,300,100)
                                                                            ------------         ------------
Cash flows from investing activities
   Acquisitions of property and equipment                                       (637,490)          (1,439,251)
   Acquisition of Phone1, net of cash acquired                                        --              (37,017)
   Investment in Joint Venture                                                        --             (350,000)
                                                                            ------------         ------------

                   Net cash used in investing activities                        (637,490)          (1,826,268)

Cash flow from financing activities:
    Proceeds from sale of Stock                                                       --           10,078,000
    Proceeds from loans                                                       20,000,000           10,450,000
    Proceeds from overdraft facility                                           9,982,746                   --
    Settlement of debt                                                                --           (3,002,936)
    Payment on capital lease obligations                                              --           (1,000,000)
    Payment on loans                                                         (10,000,000)          (7,500,000)
    Payment on overdraft facility                                            (11,000,000)                  --
    Payment on equipment loan payable                                         (1,000,000)                  --
    Advance made to Phone1 prior to acquisition                                       --             (145,783)
                                                                            ------------         ------------
                  Net cash from financing activities                           7,982,746            8,879,281
                                                                            ------------         ------------

Net Increase in cash                                                             823,929              752,913

Cash at beginning of period                                                      174,120              643,886
                                                                            ------------         ------------

Cash at end of period                                                       $    998,049         $  1,396,799
                                                                            ============         ============
Supplemental disclosure of cash flow information:
   cash paid during the period for:
      Taxes                                                                           --                   --
                                                                            ============         ============

       Interest                                                                  912,646              212,000
                                                                            ============         ============

The accompanying notes are an integral part of this statement

For the six months ended September 30, 2002, there were no non-cash transactions.

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

On June 14, 2001, GNB Bank, a related party, converted its outstanding convertible loan of $4.0 million into 4.0 million shares of Series A 8% convertible Preferred Stock on a one-share-for-$1.00 basis.

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

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Generally accepted accounting standards also require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclose contingent assets and liabilities at the date of the financial statements. Significant estimates include those made for the allowance for uncollectible accounts, and contingencies. Actual results could differ from those estimates. Operating results for the six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

NOTE B - OPERATIONS OF THE COMPANY

Phone1Globalwide, Inc. formerly known as Globaltron Corporation and as Win-Gate Equity Group, Inc. (the "Company"), was reincorporated as a Delaware corporation on September 25, 2001. The Company was initially organized on May 17, 1996 in Florida, to locate and effect business combinations with existing businesses.

On January 21, 2000, the Company consummated a stock purchase agreement with all of the shareholders of Globaltron Communications Corporation, a Delaware corporation ("Globaltron" or "GCC") whereby we acquired 100% of the outstanding GCC shares. As a result, GCC became a wholly owned subsidiary.

On June 13, 2001, the Company acquired all of the outstanding common stock of Phone1, Inc., a Florida corporation ("Phone1"), a telecommunications marketing company, for 12.0 million restricted shares of our common stock. As a result, Phone1 became a wholly owned subsidiary.

On November 16, 2001, in connection with the formation of Phone1 Smart LLC, a limited liability company ("Phone1 Smart"), organized under the Delaware limited liability act, the Company entered into an operating agreement with MTG Interconnection LC ("MTG"), a Florida limited liability company. The Company owns 51% of the interests in Phone1 Smart.

The Company is a facilities-based provider of integrated communications services to U.S.-based local and long distance telecommunications and payphone operators. The Company currently has two main switch facilities, one located in New York and the other in Miami, Florida. Additionally, the Company maintains operating agreements that deliver services in many countries throughout the world using third party networks. The Company also offers international and domestic long distance telephone calls from payphones in the United States to anywhere in the world. The Company also intends to offer local dial up, long distance and internet access to retail and commercial customers through Phone1 Smart.

NOTE C - LOANS PAYABLE, COMMITMENTS AND CONTINGENCIES

GNB BANK LOANS - RELATED PARTY

Since February 2000, the Company has entered into a series of financings and refinancings with GNB Bank Panama S.A. ("GNB Bank").

On October 31, 2001, Phone1 entered into a loan agreement with GNB Bank in the principal amount of $10.0 million, plus interest at the rate of 10% per annum. The GNB Loan was evidenced by an unsecured convertible promissory note (the "$10 million Note") that is due October 30, 2002. The Loan was guaranteed by the Company.

The principal and interest of the $10 million Note was convertible, in whole or in part, either prior to or after the maturity date (if the loan and the note are not fully paid), as elected by GNB Bank into:

1. that number of shares of common stock or any other class of securities issued by Phone1 having privileges or rights senior to the common stock, equal to the principal and interest accrued thereon under the $10 million Note that GNB Bank elects to convert divided by:

o If GNB Bank had elected to convert the Loan and the $10 million Note in whole, such conversion price per share that results in granting to the GNB Bank such number of securities of Phone1 representing 12.5%, on a fully diluted basis, of the total issued and outstanding stock of Phone1 immediately after the conversion: and

o If GNB Bank had elected to convert the Loan and the $10 million Note in part, such conversion price per share that results in granting to the GNB Bank such number of securities of Phone1 representing the percentage, on a fully diluted basis, of the total issued and outstanding stock of Phone1 equal to 7.5% multiplied by the principal amount and interest of the $10 million Note that GNB Bank elects to convert divided by the total outstanding principal and interest of the $10 million Note (the "Partial Election Percentage"); or

2. That number of shares of common stock of the Company equal to the principal and interest accrued thereon under the $10 million Note that the GNB Bank elected to convert divided by 1.5.

On March 27, 2002, the Company signed an Overdraft Facility (the "Overdraft Facility") with GNB Bank for $2,000,000 with an interest rate of 12% per annum. The Overdraft Facility expires on March 27, 2003 and it is callable, however, the facility was extended and on April 29, 2002, the Company increased its Overdraft Facility up to an aggregate amount of $3,200,000. On May 30, 2002, the Company obtained an additional $380,000, increasing the overdraft facility to an aggregate amount of $3,580,000. Effective on June 20, 2002, the aggregate principal outstanding amount under this Overdraft facility was increased to $4,580,000. On July 8, 2002, the Company increased the Overdraft Facility up to an aggregate amount of $6,000,000. Effective on July 16, 2002, the aggregate principal outstanding amount under this Overdraft Facility was increased to $9,000,000. The $9,231,438 outstanding balance of the Overdraft Facility, including accrued interest, was paid on September 30, 2002 and the Company entered into a new loan agreement.

On September 30, 2002, Phone1 entered into a new Loan Agreement with GNB Bank for a loan in the amount of $20 million (the "$20 Million Loan"). The $20 Million Loan replaced the $10 million loan made by GNB Bank to Phone1 on October 31, 2001, which was due on October 30, 2002 (the "$10 Million Loan") and the Overdraft Facility, which was due on demand by GNB Bank. In addition, GNB Bank loaned an additional $768,562 to Phone1, which funds are being used for working capital purposes. The $20 Million Loan is secured by a lien on all of the assets of Phone1, the Company and the Company's other primary subsidiary, Globaltron and is guaranteed by the Company and Globaltron. The $20 Million Loan matures on the earlier of: (i) October 31, 2003 and (ii) November 30, 2002, if on or prior to such date, neither Phone1, the Company nor Globaltron have received a loan for a period of 12 months in the amount of at least $5 million. The $20 Million Loan contains representations and covenants by Phone1 and the Company that are usual and customary for a loan of this type, the inaccuracy or violation of which could lead to a default and acceleration of the Loan. The $20 Million Loan bears interest at the prime rate (as announced from time to time by Citibank, N.A.) plus 2% per annum. The Company also granted to GNB Bank the option to lend an additional $5 million on the same terms and conditions, including the conversion terms described below (the "Optional $5 Million Loan").

The principal and interest of the $20 Million Loan is convertible, in whole or in part, prior to or after the maturity date (if the Loan is not fully paid), as elected by GNB Bank, into shares of the common stock of the Company at the rate of $.40 per share (the "Conversion Rate"). The Company's shares of common stock closed at the price of $.11 per share on September 26, 2002, the last day prior to the date of closing of the $20 Million Loan on which a trade was reported. The Conversion Rate is subject to certain anti-dilution adjustments, including downward adjustment to the amount of any issuance of securities of the Company at a price less than $.40 per share. Subject to such adjustments, if GNB Bank were to elect to convert the entire $20 Million Loan, 50 million shares (plus an additional amount for any accrued but unpaid interest) could be issued to GNB Bank. GNB Bank is the Company's largest shareholder and if it elected to: (i) convert all of the $20 Million Loan, (ii) fund and convert the Optional $5 Million Loan, and (iii) convert its shares of the Company's Series A Preferred Stock (described below), it would own approximately 66% of the Company's issued and outstanding shares of common stock. Upon any conversion of the Loans, the Company has agreed to cause the registration of the shares of common stock issued upon conversion under applicable securities laws so as to facilitate any potential resale by GNB Bank of such common stock.

As a result of the $20 Million Loan and the Optional $5 Million Loan at the applicable conversion price of $.40 per share, certain anti-dilution provisions applicable to the Company's 9,000,000 shares of issued and outstanding shares of Series A Preferred Stock have been triggered. Like many types of Preferred Stock commonly issued, the Company's Series A Preferred Stock include weighted average anti-dilution provisions which result in a lowering of the conversion price of the shares of such Preferred Stock into the Company's common stock anytime shares of common stock are issued (or options or other securities exercisable or convertible into common stock) for a price per share less than that paid for the Series A Preferred Stock. The shares of Series A Preferred Stock had been issued at prices of $1 and $2 per share. Prior to the $20 Million Loan and the grant of the Optional $5 Million Loan, such 9,000,000 shares Series A Preferred Stock were convertible into 9,000,000 shares of common stock. After giving effect to the $20 Million Loan, such 9,000,000 shares are convertible into approximately 13,373,000 shares of common stock. GNB Bank is the owner of 7,000,000 shares of the Series A Preferred Stock.

The Company has cash of approximately $785,000 in GNB Panama, a related party, which represents a significant concentration of market risk inasmuch as the majority of the Company's cash is located in this country. The Company has not experienced any losses on its cash deposits.

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

On May 30, 2002, the Company signed a new loan agreement with a related party financial institution in the principal amount of $1 million. Interest rate charged on the borrowing under the loan agreement is 5.75%. The loan was paid on August 20, 2002.

As of September 30, 2002, the Company has $191,000 of cash with a related party US bank.

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

On December 31, 2001, the Company made the first quarterly installment of $500,000, plus accrued interest. On April 1, 2002, the Company made the second quarterly installment of $500,000 plus accrued interest. On July 1, 2002, the Company made the third quarterly installment of $500,000 plus accrued interest. The Company requested and received an extension from the vendor on the final payment of $500,000. The final payment plus accrued interest is due on October 31, 2002. On October 31, 2002 the Company made the final payment of $500,000 plus accrued interest.

NOTE F - COMMITMENTS AND CONTINGENCIES

Effective October 2, 2000, Globaltron entered into an employment agreement with its then Chief Executive Officer ("CEO"). The agreement provided for an annual base salary of $300,000. The agreement also provided that the CEO is entitled to receive options for up to 960,000 shares of our common stock, exercisable at $5.50 per share through October 1, 2010, which options vest in 192,000 increments every six months. He is also subject to confidentiality, no solicitation, and non-competition provisions. The stock options were issued at below the fair market value resulting in salary expense and additional paid in capital of $96,000 in March 31, 2001. On April 30, 2001, the CEO left the Company. He received a total of $220,000 starting May 1, 2001 paid over a period of nine months. Additionally, the exercise period for his vested options to purchase 384,000 shares of the Company's common stock at $5.50 per share was extended through July 31, 2002. No options were exercised as of July 31, 2002 and such options have expired.

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

On June 28, 2001, the Company entered into a billing software licensee agreement with a vendor. Under the agreement, the vendor granted the Company a non-exclusive, non-transferable license to use their software. The licensing and maintenance fees under the licensing agreement were to be paid at a rate of $21,000 per month for a period of 36 months. The fees to be paid by the Company under the licensing agreement were also subject to escalation if the Company reached certain revenue milestones (which milestones were not met prior to the termination of the agreement). The Company is not currently using the billing software due to certain disputes. The vendor filed a claim on April 1, 2002 against the Company for approximately $700,000 for a breach of a software licensing agreement. The Company has filed a counterclaim against the vendor seeking damages for the breach of software licensing agreement, breach of express warranty, breach of an implied warranty of fitness for a particular purpose, money had and received and unjust enrichment. The Company is seeking damages in excess of $1,000,000. Discovery has been propounded by both parties, and the first round of depositions has been taken. Daleen has amended its complaint to add Globaltron Communications Corporation as a defendant, and to add additional claims against Phone1. The response to the amended complaint is due on November 14, 2002.

On September 30, 2001 the Company and GCC entered into an agreement with a telecommunications product and services vendor pursuant to which the Company, GCC and the vendor mutually agree to jointly resolve any claims that any of them may have related to, or arising, directly or indirectly, from a certain licensing agreement that was signed by the parties. GCC paid $75,000.00 in cash and the Company issued 300,000 shares of its common stock. The vendor has a put option against GCC for 10 consecutive days starting on August 31, 2002 to require GCC to purchase 100,000 of the Company's common stock held by the vendor for a purchase price of $2 per share, if during the period comprised between April 1, 2002 and August 31, 2002, the closing price of the common stock of the Company does not reach an average closing price of $2 or more per share during a period of thirty consecutive trading days. In addition, either GCC or the Company has a call option exercisable at any time until August 31, 2002, to buy 100,000 of the Company's shares held by the vendor at an adjusted purchase price of $2 per share, irrespective of the price of the stock in the public market. GCC will pay the vendor an additional $75,000 on April 1, 2002, if the average closing price of the Company's stock does not reach $2 per share for a period of twenty consecutive trading days between January 1, 2002 and March 31, 2002. The Company had accrued $75,000; however, the amount had not been paid as of September 30, 2002. As of September 30, 2002, the Company had accrued $82,000, representing the net effect of the put and call option, as well as $200,000 to fulfill its obligations under the put and call options.

On November 16, 2001, in connection with the formation of Phone1 Smart, the Company entered into an operating agreement with MTG Interconnection LC ("MTG"), a Florida limited liability company. The Company contributed $100,000 in cash for 51% of Phone1 Smart and MTG contributed certain intangible assets and services in return for 49% in Phone1 Smart. In addition, available cash will first be used to pay any outstanding loans and accrued interest and then allocated to MTG until it has received the aggregate amount of $2.4 million. Day-to-day operations of Phone1 Smart are conducted by MTG, who also maintains Phone1 Smart's books and records.

Subsequent to the year ended March 31, 2002, the Company discontinued its operations in Brazil, which had been conducted through a joint venture. The Company wrote off the investments in Brazil, which amounted to approximately $389,000 and is included as loss on investment and other ventures in the Consolidated Statements of Operations. In addition, the Company wrote-off certain fixed assets net of accumulated depreciation in the amount of approximately $234,000 which is included as a loss on write-down and disposal of fixed assets in the Consolidated Statements of Operations and set up a reserve of approximately $304,000 for the satellite and switch equipment which is included in the provisions for non-current assets in the Consolidated Statements of Operations. During the quarter ended September 30, 2002, the Company established a provision of approximately $204,000 for equipment, originally purchased in connection with the Company's agreement with Schwartz Enterprises, its Joint Venture Partner. Schwartz Enterprises also became a distributor of the Company's prepaid phone cards. Payment terms were extended to Schwartz Enterprises for the phone cards delivered by the Company. As of September 30, 2002, approximately $145,000 remained due and payable from Schwartz Enterprises. The Company is evaluating the commencement of legal proceedings to collect the outstanding amount.

Spitfire Merchants, Ltd. v. Globaltron Corporation f/k/a Win-Gate Equity Group, Inc. n/k/a Phone1 Globalwide Inc. was filed in June 5, 2001 in the Eleventh Judicial Circuit Court in and for Miami-Dade County, Florida. The lawsuit seeks damages for alleged breach of contract in connection with the purchase of shares in the Company. Spitfire alleges that it was not given the correct amount of shares and that some of the shares it received were restricted, allegedly in violation of Spitfire's subscription agreement with the Company. Spitfire has sought damages in excess of $1,000,000, which is disputed by the Company. In its answer, the Company asserted the affirmative defenses of failure to mitigate damages and failure of consideration. The Company has responded to discovery propounded by Spitfire, but the case is not yet ready for trial.

During the year ended March 31, 2002 the Company received a bill from a vendor of telecommunication services provider in an amount of approximately $500,000 for the period of March 2000, to June 2001. The Company had disputed the charges on the grounds the vendor never provided the services. On September 20, 2002, the Company received a credit for the disputed amount from the vendor.

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

On August 30, 2002, Phone1 and Freedom Telecommunications Inc. ("Freedom") executed a document under which each party proposes to provide telecommunications services to the other. The document states that it is for a term of one year, with automatic month-to-month renewals, unless one party notifies the other of its intent to terminate. The precise nature of the services to be provided by each party, and the fees and charges for the services, are being discussed but have not yet been included in the document. Until so included, the document may not be a legally binding agreement between the parties. Notwithstanding the foregoing, GCC has created a partition in its switch that is currently being used by Freedom, and the Company is also providing technical assistance to Freedom. In furtherance of this relationship, Freedom has access to an office at the Company's facilities.

NOTE G - FIXED ASSETS

During the quarter ended September 30, 2001, the Company wrote off $644,438 of equipment stored at a third party facility. The third party claims to have a claim on the equipment because the equipment was allegedly not removed from their facility on time. Management disagrees with the third party. No legal claims have yet been filed.

The Company wrote off the investments in Brazil, which amounted to approximately $389,000 and is included as loss on investment and other ventures in the Consolidated Statements of Operations. In addition, the Company wrote-off certain fixed assets net of accumulated depreciation in the amount of approximately $234,000 which is included as a loss on write-down and disposal of fixed assets in the Consolidated Statements of Operations and set up a reserve of approximately $304,000 for the satellite and switch equipment which is included in the provisions for non-current assets in the Consolidated Statements of Operations. During the quarter ended September 30, 2002, the Company established a provision of approximately $204,000 for equipment, originally purchased in connection with the Company's agreement with Schwartz Enterprises (see Note F). The amount is included in the provision for non-current assets in the Consolidated Statements of Operations.

NOTE H - ISSUANCE OF STOCK OPTIONS

On October 22, 2001, the Company granted total of 475,000 options to three employees and two consultants. The exercise price of the options was the closing price as of October 22, 2001. Twenty-five percent of the options were fully vested on the grant date and remaining options will vest over two years. On December 3, 2001, one of the consultants was hired as a full time employee. Pursuant to FAS 123, transactions in which an entity issues its equity instruments to acquire goods or services from non-employees must be accounted for based on fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. During the quarter ended September 30, 2002, the Company recorded approximately $10,300 as compensation expense for the stock options granted to consultants.

In April, 2002, the Board of Directors amended and restated its Stock Incentive Plan to increase the number of shares of common stock that may be subject to stock options granted to non-employee directors upon their beginning service as a director from 50,000 shares to 150,000 shares and to authorize the grant of stock options to purchase up to a maximum of 75,000 shares in any calendar year. Stock option grants made in connection with a non-employee director's beginning service shall be 50% vested and exercisable on the date of grant and the remainder of the stock option will vest and become exercisable on the first anniversary of the date of grant. Stock option grants made in calendar years other than the calendar year in which a non-employee director begins service shall vest and become exercisable as determined by the Board of Directors. The Board of Directors also amended the Stock Incentive Plan to provide for a "cashless exercise" procedure with respect to all stock options granted under the Stock Incentive Plan if the common stock is quoted on the OTC Bulletin Board.

The Company did not include 9,000,000 shares of preferred stock, 1,683,000 common stock options and 50,000,000 shares of common stock from the $20 million convertible GNB bank loan in the computation of earnings per share because its inclusion would have been antidilutive for the quarter ended September 30, 2002.

NOTE I - RECENTLY ISSUED ACCOUNTING STANDARDS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

Beginning April 1, 2002, the Company no longer amortizes $1.8 million of intangible assets identified as trade name and trademarks as these assets have been determined to have an indefinite life. The Company has completed a transitional impairment test of all intangible assets with indefinite lives. Based on the transitional impairment test no impairment losses were required to be recorded.

The Company requires substantial additional capital to continue the development of its business. Because there can be no assurance that the Company will achieve profitable operations, the Company may, in the future, recognize a substantial impairment of its intangible assets.

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

NOTE J - RELATED PARTY

Since June 2001, the Company has purchased branded handsets and certain equipment from TU, LLC a privately-held company based in Ohio. In June 2001, an employee of TU, LLC began providing consulting services to Phone1. Thereafter, the consultant became a full-time employee of Phone1 and, now serves as an executive officer of Phone1. The spouse of the executive officer is a vice-president of TU, LLC and owns less than 5% of the outstanding equity in TU, LLC.

On July 15, 2002, the Company entered into an agreement with EMIDA Technologies, Inc. for $ 775,000. Under the agreement EMIDA will provide services to coordinate the integration of the new CDR export application software, data warehouse system telecommunication mapping software and EMIDA Telco Operating Support Portal to the Company. The Chairman of the Board of the Company is also the CFO of EMIDA.

NOTE K - SUBSEQUENT EVENTS

On October 9, 2002, Phone1 borrowed $1.5M from Eagle National Bank. The loan bears interest at the rate of 5.75% per annum and is payable on demand. The loan proceeds are to be used for general working capital purposes. A director of the bank is also a director of the Company.

On October 15, 2002, Phone1 entered into an agreement with Via One Technologies, Inc. ("Via One"), an unaffiliated New York-based marketer and distributor of prepaid phone cards and telephone calling cards. Under the agreement, the parties intend to jointly develop a Phone1-branded international calling card service. During the five year term of the agreement, Via One is appointed as Phone1's worldwide, exclusive (if it meets specified minimum quarterly gross sales during 2003) distributor of the Phone1 calling card service. Following payment of costs of sales, gross margins will be distributed to the parties on a 50/50 basis. Following termination of the agreement for any reason, Via One will continue to receive a residual fee equal to 2% on the face value of all Phone1 calling card revenues. The parties agreed to pay 1-1/2% of gross margins to an unaffiliated third party who assisted in developing and structuring the relationship between Phone1 and Via One.

On November 12, 2002, Mr. Dario Echeverry was appointed by the Board of Directors as the Chief Executive Officer of the Company. In addition, Mr. Dilowe Barker was appointed as the Chief Operating Officer of the Company.

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

GENERAL

Phone1Globalwide, Inc. formerly known as Globaltron Corporation and as Win-Gate Equity Group, Inc. (the Company), reincorporated in Delaware on September 25, 2001. The Company was originally organized on May 17, 1996 in Florida, for the purpose of locating and effecting business combinations with existing businesses.

On January 21, 2000, we consummated a stock purchase agreement with all of the shareholders of Globaltron Communications Corporation, a Delaware corporation
(GCC) whereby we acquired 100% of the outstanding GCC shares. As a result, GCC became our wholly owned subsidiary.

On June 13, 2001, we acquired all of the outstanding common stock of Phone1, Inc., a Florida corporation ("Phone1"), a telecommunications marketing company, for 12.0 million restricted shares of our common stock. As a result, Phone1 become our wholly owned subsidiary.

On November 16, 2001, in connection with the formation of Phone1 Smart LLC, a limited liability company organized under the Delaware limited liability act, the Company entered into an operating agreement with MTG Interconnection LC ("MTG"), a Florida limited liability company. The Company owns 51% of the interests in Phone1 Smart.

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

Our wholly owned subsidiary Phone1 is a marketing, technology research and development company, carrier and reseller using the network of our GCC subsidiary to deliver retail products to consumers through payphones owned by third parties. The core product of Phone1 consists of direct dialed international and domestic calls for $1.00 to anywhere in the world. Each call is rated or priced by a preset pricing structure consisting of a number of minutes for the destination dialed by the customer. The consumer simply dials 011, the country code and destination for international calls and 1+ the number for domestic calls. Prior to depositing the coins a voice prompt tells the customer how many minutes they will be able to talk for the $1.00 deposited. The call is routed to the Company's platform, which provides fraud detection and prevention as well as generates call detail records. The routing is a method of transporting a call from one location to another. The platform then processes the call and switches it to the Company's network. The company is inter-connected with several tier one carriers as well as unique carrier service providers to specific countries. This allows the Company to provide competitive pricing to the consumer or customer using the service. The customer recognizes the international service availability by the Company's bright yellow signature handset installed on the payphone.

At the present time, Phone1 Smart, which intends to provide Phone1 services to business and residential customers in their offices and homes, will not be actively promoted by the Company until a full roll out of Phone1 services is completed.

PLAN OF OPERATION

We intend to capitalize on the rapidly increasing immigrant population in the United States, initially focusing on immigrants from Mexico, Central & South America and the Caribbean region. Management believes that the population of those areas are some of the fastest growing segments of immigrants in the United States. Our goal is to provide both international and domestic long distance services through Phone1-enabled payphones at competitive rates to such immigrants living in the United States. Phone1 intends to capture a significant portion of the calls from payphones made by these immigrants through its local brand-awareness campaigns which include the following elements:

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

Developing, as well as constructing network, marketing, branding and expanding our businesses, requires significant capital expenditures, a substantial portion of which is incurred before the realization of revenues. These expenditures, together with the associated early operating expenses have resulted and will result in negative cash flow until an adequate customer base is established. However, as our user base grows, we expect that incremental revenues can be generated with decreasing incremental operating expenses. However, we make no assurances that we will be able to identify, attract, finance, or consummate our operational and strategic objectives, all of which are heavily dependent upon, among other things, the Company's ability to obtain additional financing. In order to help attain our goal, our strategy is to:

o Enhance our network capability for international transport with emphasis in Voice over IP (VoIP). The backbone between the two switching facilities in Miami and New York transport the legacy system, digital telephony and supports ATM as transport protocol for management of devices and redundancy among VoIP equipment for convenience. The international convergent IP network has been constructed with Lucent Technology and Cisco routing devices which supports the different business and class of service of the Company.

o Phone1 has entered into reseller agreements with payphone owners and operators. Through those payphones, we intend to offer international and domestic long distance, inclusive of Canada, telephone calls in the United States to anywhere in the world at competitive consumer rates. The Company does not incur expense for maintaining and operating the payphones. The payphone owners and operators are responsible for installing the necessary proprietary hardware and signage (provided by Phone1) as well as continuing to maintain the payphones. In general, the payphone owners are also responsible for collecting the coins and keeping the payphones operational. The payphone owners are responsible for the monthly local phone line charges for operating the payphone.

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

On July 29, 2002 the Company signed an agreement with Telesector Resources Group, Inc. d/b/a/ Verizon Network services. Under the agreement the Company will provide Phone1 services to customers using Verizon public telephones, including a substantial presence in New York, New York. Subject to certain earlier events of termination, the agreement has a term of three years. It is presently contemplated that over the life of the agreement the number of Verizon public telephones utilizing Phone1 services will run into the tens of thousands. The Company plans to commence roll out the Phone1 services with Verizon during the quarter ending December 31, 2002. In anticipation of a timely roll out, Phone1 has begun to work with Verizon to download necessary Phone1 technology into Verizon telephones.

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

RESULTS OF OPERATIONS

The discussion below relates to results of operations for the six months ended September 30, 2002 and September 30, 2001.

Revenues for the six months ended September 30, 2002 were approximately $1,713,000 compared to $1,318,000 for the six months ended September 30, 2001, an increase of $395,000 or 30%. The increase was primarily the result of a $566,000 increase in arbitrage sales, which occur from packaging wholesale foreign termination rates from third-party carriers and reselling them to carriers that connect to one of the Company's domestic switch sites, $428,000 in prepaid calling cards, $45,000 in Phone1 and $33,000 in Phone1 Smart. These increases were partially offset by a decrease in carrier sales. Carrier sales amounted to approximately $6,000 and $683,000 in September 30, 2002 and September 30, 2001, respectively, a decrease of $677,000. The decrease was due to the competitive pricing pressures and discontinuation of our overseas Point of Presence (POPs). Carrier sales are wholesale carrier termination sales of international voice and data telecommunications into foreign countries.

Cost of sales for the six months ended September 30, 2002 was approximately $2,394,000 compared to $2,338,000 for the six months ended September 30, 2001, an increase of $56,000 or 2%. The two major components of cost of sales are fixed recurring cost and variable cost. Fixed recurring cost for the quarter ended September 30, 2002 and September 30, 2001 were approximately $556,000 and $1,693,000, respectively, a decrease of $1,137,000 or (67%). The decrease was primarily due to the Company terminating certain service agreements with vendors. Variable cost was $1,837,000 and $645,000 for the six months ended September 30, 2002 and September 30, 2001, respectively, an increase of $1,192,000 or 185%. The increase is primarily attributable to the increased traffic volumes associated with revenue growth from arbitrage sales and prepaid calling cards.

Selling, general, and administrative expenses was approximately $3,610,000 for the six months ended September 30, 2002 and $4,365,000 for the six months ended September 30, 2001, a decrease of $755,000 or (17%). The decrease was primarily related to professional fees, comprised of technical and general consulting fees and legal fees, which amounted to $1,104,000 for September 30, 2002 and $1,900,000 for September 30, 2001, a decrease of $796,000 or (42%). The decrease was due to cost containment.

Depreciation expense for the six months ended September 30, 2002 was $1,339,000 compared to $1,532,000 for the six months ended September 30, 2001, a decrease of $193,000 or (13%). The decrease is primarily related to writing off certain equipment during September 30, 2001.

Amortization of intangible assets incurred because of acquisitions amounted to $4,446,000 and $2,928,000 for the six months ended September 30, 2002 and 2001, respectively, an increase of $1,518,000 or 52%. The increase is primarily due to three and a half months of amortization during the six months ended September 30, 2001 compared to a full six months for the six months ended September 30, 2002.

Settlement of service agreement for the six months ended September 30, 2002 was $50,000 and $600,000 for the six months ended September 30, 2001, which resulted from the Company settling certain service agreements with vendors.

Provision for non-current assets for the six months ended September 30, 2002 amounted to approximately $204,000. The reserves were made for fixed assets overseas that are no longer in use. No such provision was made for the six months ended September 30, 2001.

Net interest expense for the six months ended September 30, 2002 was $896,000 and $523,000 for the six months ended September 30, 2001, an increase of $373,000 or 71%. Such increase was the result of obtaining additional debt.

During September 30, 2001, the Company wrote off $644,000 of equipment stored at a third party facility which the third party claims was their equipment.

Other losses for the six months ended September 30, 2002 amounted to approximately $83,000 compared to $392,000 in September 30, 2001, a decrease of $309,000 or (79%). The decrease was primarily due to the Company discontinuing its operations overseas in the six months ended September 30, 2001.

Other income for the six months ended September 30, 2002 amounted to $150,000. The Company had reserved the amount during fiscal year end 2002 as a result of a disputed invoice from a vendor. On September 20, 2002, the Company received a credit for the disputed amount from the vendor.


The Gains on extinguishment of debt for the six months ended September 30, 2001 amounted to approximately $11,440,000 which resulted from the extinguishment of its vendor debt.

Net (loss) and diluted earnings (loss) per share changed significantly from ($767,000) and ($.03), respectively, for the six months ended September 30, 2001 compared to a net loss of ($11,160,000) and ($.29), respectively, for the six months ended September 30, 2002. This significant change was primarily due to the aforementioned one time extraordinary gain from the extinguishment of debt in the six months ended September 30, 2001.

The discussion below relates to results of operations for the three months ended September 30, 2002 and September 30, 2001

Revenues for the quarter ended September 30, 2002 was approximately $960,000 compared to $710,000 for the quarter ended September 30, 2001, an increase of $250,000 or 35%. The increase was primarily the result of a $476,000 increase in arbitrage sales, which occur from packaging wholesale foreign termination rates from third-party carriers and reselling them to carriers that connect to one of the Company's domestic switch sites, $58,000 in prepaid calling cards, $27,000 in Phone1 and $33,000 in Phone1 Smart. These increases were partially offset by a decrease in carrier sales. Carrier sales amounted to approximately $0 and $344,000 in September 30, 2002 and September 30, 2001, respectively, a decrease of $344,000. The decrease was due to the competitive pricing pressures and discontinuation of our overseas Point of Presence (POPs). Carrier sales are wholesale carrier termination sales of international voice and data telecommunications into foreign countries.

Cost of sales for the quarter ended September 30, 2002 was approximately $1,192,000 compared to $1,374,000 for the quarter ended September 30, 2001, a decrease of $182,000 or (13%). The two major components of cost of sales are fixed recurring cost and variable cost. Fixed recurring cost for the quarter ended September 30, 2002 and September 30, 2001 were approximately $273,000 and

$1,047,000, respectively, a decrease of $774,000 or (74%). The decrease was primarily due to the Company terminating certain service agreements with vendors. Variable cost was $919,000 and $327,000 of the cost of sales for the quarter ended September 30, 2002 and September 30, 2001, respectively, an increase of $592,000 or181%. The increase is primarily attributable to the increased traffic volumes associated with revenue growth from arbitrage sales and prepaid calling cards.

Selling, general, and administrative expenses was approximately $1,785,000 for the quarter ended September 30, 2002 and $2,541,000 for the quarter ended September 30, 2001, a decrease of $756,000 or (30%). The decrease was primarily related to professional fees, which comprised of technical and general consulting fees and legal fees which amounted to $529,000 for September 30, 2002 and $1,193,000 for September 30, 2001, a decrease of $664,000 or (56%). The decrease was due to cost containment.

Depreciation expense for the quarter ended September 30, 2002 was $657,000 compared to $789,000 for the quarter ended September 30, 2001, a decrease of $132,000 or (17%). The decrease is primarily related to writing off certain equipment during September 30, 2001.

Amortization of intangible assets incurred because of acquisitions, which amounted to $2,235,000 and $2,475,000 for the quarter ended September 30, 2002 and 2001, respectively, a decrease of $240,000 or (10%). The decrease was primarily due to the Company no longer amortizing $1,800,000 of intangible assets identified as trade name and trademarks as these assets have been determined to have an indefinite life.

Net interest expense for the quarter ended September 30, 2002 was $515,000 and $209,000 for the quarter ended September 30, 2001, an increase of $306,000 or 146%. Such increase was the result of obtaining additional debt.

The Gains on extinguishment of debt for the quarter ended September 30, 2001 amounted to approximately $4,203,000 which resulted from the extinguishment of its vendor debt.

Other losses for the quarter ended September 30, 2002 amounted to approximately $83,000 compared to $392,000 in September 30, 2001, a decrease of $309,000 or (79%). The decrease was primarily due to the Company discontinuing its operations overseas in the quarter ended September 30, 2001.

Other income for the quarter ended September 30, 2002 amounted to $150,000. The Company had reserved the amount during fiscal year end 2002 as a result of a disputed invoice from a vendor. On September 20, 2002, the Company received a credit for the disputed amount from the vendor resulting in other income.

Net (loss) and diluted earnings (loss) per share changed significantly from $ (4,261,000) and ($.11), respectively, for the quarter ended September 30, 2001 compared to a net loss of ($5,613,000) and ($.14), respectively, for the quarter ended September 30, 2002. This significant change was primarily due to the aforementioned one time extraordinary gain from the extinguishment of debt in the quarter ended September 30, 2001.

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

We are incurring negative cash flows due, in major part, to the funding requirements for working capital, network construction, development, marketing and early stage operational cost for the Phone1 subsidiary. We expect to continue to incur negative cash flow for at least two years. We can provide no assurances that our networks or any of our other services will ever provide a revenue base adequate to sustain profitability or generate positive cash flow. During fiscal year 2003, the amount of capital required for implementation of our integrated networks, marketing and other services and to fund negative cash flow, including interest payments, is projected to be at least $20,000,000.

Developing, enhancing and rolling out new services and expending networks will also require substantial capital expenditures. The funding of these expenditures is dependent upon the Company's ability to raise substantial equity and debt financing. We are actively seeking additional funding from a variety of sources, including potential issuances of our securities in one or more private transactions. However, we can provide no assurances that we will be able to obtain such financing or, if obtained, that it will be on terms profitable to us. Such activities (as well as the Company's existing convertible loan from GNB
Bank) may result in significant dilution to existing investors and significant transactions costs to the Company.

EQUIPMENT FINANCING AGREEMENTS

On August 23, 1999, the Company entered into an equipment financing proposal with an equipment vendor. Pursuant to the proposal, the Company had the ability to borrow up to $10 million in order to purchase equipment and services and to pay for ancillary costs associated with the installation and preparation of the equipment for operation. The equipment facility was divided into three phases. Phase 1 was for up to $1,750,000 and was to be used towards the purchase equipment to be deployed outside of the United States. Phase 2 was for up to $6,750,000 and was to be used towards the purchase of equipment to be deployed in the United States. Phase 3 was for up to $1,500,000 and was to be used towards the purchase of professional services, plus costs relating to taxes and shipping. On September 15, 1999, the Company entered into a Master Conditional Sale Agreement with the same vendor finalizing all of the terms and conditions of the equipment financing proposal. On September 30, 2001, the Company entered into an agreement with the vendor. The Company paid $1.0 million in cash and signed a $2,000,000 promissory note bearing an interest rate of 8.5% to the vendor for full and complete satisfaction of the outstanding obligations to the vendor. The Note and the accrued interest is payable in four (4) quarterly installments on December 31, 2001, March 31, 2002, June 30, 2002, and October 31, 2002. The Note is secured by a lien on the vendor's equipment and a guaranty of the Company. When the Agreement was reached the total obligation owed to the vendor, including interest was approximately $7.2 million. The Company recorded approximately $4.2 million of extraordinary gain due to the settlement of the debt.

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

LOANS FROM GNB BANK - RELATED PARTY

Since February 2000, the Company has entered into a series of financings and refinancings with GNB Bank Panama S.A. ("GNB Bank").

On October 31, 2001, Phone1 entered into a loan agreement with GNB Bank in the principal amount of $10.0 million, plus interest at the rate of 10% per annum. The GNB Loan is evidenced by an unsecured convertible promissory note (the "$10 million Note) that is due October 30, 2002. The Loan is guaranteed by the Company.

The principal and interest of the $10 million Note is convertible, in whole or in part, prior either to or after the maturity date (if the loan and the note are not fully paid), as elected by GNB Bank into:

1. that number of shares of common stock or any other class of securities issued by Phone1 having privileges or rights senior to the common stock, equal to the principal and interest accrued thereon under the $10 million Note that GNB Bank elects to convert divided by:

o If GNB Bank had elected to convert the Loan and the $10 million Note in whole, such conversion price per share that results in granting to the GNB Bank such number of securities of the Phone1 representing 12.5%, on a fully diluted basis, of the total issued and outstanding stock of the Phone1 immediately after the conversion: and

o If GNB Bank had elected to convert the Loan and the $10 million Note in part, such conversion price per share that results in granting to the GNB Bank such number of securities of the Phone1 representing the percentage, on a fully diluted basis, of the total issued and outstanding stock of Phone1 equal to 7.5% multiplied by the principal amount and interest of the $10 million Note that GNB Bank elects to convert divided by the total outstanding principal and interest of the $10 million Note (the "Partial Election Percentage"); or

2. That number of shares of common stock of the Company equal to the principal and interest accrued thereon under the $10 million Note that the GNB Bank elected to convert divided by 1.5.

On March 27, 2002, the Company signed an Overdraft Facility (the "Overdraft Facility") with GNB Bank for $2,000,000 with an interest rate of 12% per annum. The Overdraft Facility expires on March 27, 2003 and it is callable, however, the facility was extended and on April 29, 2002, the Company increased its Overdraft Facility up to an aggregate amount of $3,200,000. On May 30, 2002, the Company obtained an additional $380,000, increasing the Overdraft Facility to an aggregate amount of $3,580,000. Effective on June 20, 2002, the aggregate principal outstanding amount under this Overdraft Facility was increased to $4,580,000. On July 8, 2002, the Company increased the Overdraft Facility up to an aggregate amount of $6,000,000. Effective on July 16, 2002, the aggregate principal outstanding amount under this Overdraft Facility was increased to $9,000,000. The $9,231,438 outstanding balance of the Overdraft Facility, including accrued interest, was fully paid on September 30, 2002 and the Company entered into a new loan agreement.

On September 30, 2002, Phone1 entered into a new Loan Agreement with GNB Bank for a loan in the amount of $20 million (the "$20 Million Loan"). The $20 Million Loan replaced the $10 million loan made by GNB Bank to Phone1 on October 31, 2001, which was due on October 30, 2002 (the "$10 Million Loan") and the Overdraft Facility, which was due on demand by GNB Bank. In addition, GNB Bank loaned an additional $768,562 to Phone1, which funds are being used for working capital purposes. The $20 Million Loan is secured by a lien on all of the assets of Phone1, the Company and the Company's other primary subsidiary, Globaltron and is guaranteed by the Company and Globaltron. The $20 Million Loan matures on the earlier of: (i) October 31, 2003 and (ii) November 30, 2002, if on or prior to such date, neither Phone1, the Company nor Globaltron have received a loan for a period of 12 months in the amount of at least $5 million. To date, the Company has not secured the $5 million loan, and it is unlikely that such a loan can be consummated prior to November 30, 2002. Absent forbearance by GNB Bank or modification of the terms of the $20 Million Loan, the loan will be in default because the Company does not have the resources to repay it. Such a default would have a material adverse effect on the Company. The $20 Million Loan contains representations and covenants by Phone1 and the Company that are usual and customary for a loan of this type, the inaccuracy or violation of which could lead to a default and acceleration of the Loan. The $20 Million Loan bears interest at the prime rate (as announced from time to time by Citibank, N.A.) plus 2% per annum. The Company also granted to GNB Bank the option to lend an additional $5 million on the same terms and conditions, including the conversion terms described below (the "Optional $5 Million Loan").

The principal and interest of the $20 Million Loan is convertible, in whole or in part, prior to or after the maturity date (if the Loan is not fully paid), as elected by GNB Bank, into shares of the common stock of the Company at the rate of $.40 per share (the "Conversion Rate"). The Company's shares of common stock closed at the price of $.11 per share on September 26, 2002, the last day prior to the date of closing of the $20 Million Loan on which a trade was reported. The Conversion Rate is subject to certain anti-dilution adjustments, including downward adjustment to the amount of any issuance of securities of the Company at a price less than $.40 per share. Subject to such adjustments, if GNB Bank were to elect to convert the entire $20 Million Loan, 50 million shares (plus an additional amount for any accrued but unpaid interest) could be issued to GNB Bank. GNB Bank is the Company's largest shareholder and if it elected to: (i) convert all of the $20 Million Loan, (ii) fund and convert the Optional $5 Million Loan, and (iii) convert its shares of the Company's Series A Preferred Stock (described below), it would own approximately 66% of the Company's issued and outstanding shares of common stock. Upon any conversion of the Loans, the Company has agreed to cause the registration of the shares of common stock issued upon conversion under applicable securities laws so as to facilitate any potential resale by GNB Bank of such common stock.

As a result of the $20 Million Loan and the Optional $5 Million Loan at the applicable conversion price of $.40 per share, certain anti-dilution provisions applicable to the Company's 9,000,000 shares of issued and outstanding shares of Series A Preferred Stock have been triggered. Like many types of Preferred Stock commonly issued, the Company's Series A Preferred Stock include weighted average anti-dilution provisions which result in a lowering of the conversion price of the shares of such Preferred Stock into the Company's common stock anytime shares of common stock are issued (or options or other securities exercisable or convertible into common stock) for a price per share less than that paid for the Series A Preferred Stock. The shares of Series A Preferred Stock had been issued at prices of $1 and $2 per share. Prior to the $20 Million Loan and the grant of the Optional $5 Million Loan, such 9,000,000 shares Series A Preferred Stock were convertible into 9,000,000 shares of common stock. After giving effect to the $20 Million Loan, such 9,000,000 shares are convertible into approximately 13,373,000 shares of common stock. GNB Bank is the owner of 7,000,000 shares of the Series A Preferred Stock.

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

On October 9, 2002, Phone1 borrowed $1.5M from Eagle National Bank. The loan bears interest at the rate of 5.75% per annum and is payable on demand. The loan proceeds are to be used for general working capital purposes. A director of the bank is also a director of the Company.

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

On June 28, 2002 the Company reached an agreement with a vendor to terminate all agreements and release the Company of all claims for the outstanding balance owed to the vendor. Under the settlement the Company will pay $150,000 at the signing of the agreement, and the vendor will retain the deposit of approximately $46,000. In addition, the Company will pay $10,000 a month for 18 months starting from December of 2002. In the event the Company orders new services from the vendor, the monthly payments of $10,000 will be applied against the new services.

ITEM 3.  CONTROLS AND PROCEDURES.

         (a)   Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

         (b)   Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Spitfire Merchants, Ltd. v. Globaltron Corporation f/k/a Win-Gate Equity Group, Inc., a/k/a Phone1 Globalwide, Inc. was filed in June 5, 2001 in the Eleventh Judicial Circuit Court in and for Miami-Dade County, Florida. The lawsuit seeks damages for alleged breach of contract in connection with the purchase of shares in Win-Gate, a former name of Phone1Globalwide, Inc. Spitfire alleges that it was not given the correct amount of shares and that some of the shares it received were restricted, allegedly in violation of Spitfire's subscription agreement with the Win-Gate. Spitfire has sought damages in excess of $1,000,000.00, which is disputed by the Company. In its answer, the Company asserted the affirmative defenses of failure to mitigate damages and failure of consideration. The Company has responded to discovery propounded by Spitfire, but the case is not yet ready for trial.

Daleen Technologies, Inc. v. Phone1, Inc. and Globaltron Communications Corporation was filed on April 1, 2002 in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida. Daleen seeks damages in the approximate amount of $700,000.00 for alleged breach of a software licensing agreement, specifically payment of monthly licensing and maintenance fees. Phone1 filed a counterclaim against Daleen seeking damages for breach of the same software licensing agreement, breach of express warranty, breach of an implied warranty of fitness for a particular purpose, money had and received, and unjust enrichment. Phone1is seeking damages in excess of $1,000,000.00, which sum is comprised of (1) a refund of approximately $520,000.00 for licensing fees paid to Daleen, and (2) $500,000.00, representing the amounts paid by Phone1 to a third party to assist in implementing and hosting the software licensed from Daleen. Discovery has been propounded by both parties, and the first round of depositions has been taken. Daleen has amended its complaint to add Globaltron Communications Corporation as a defendant, and to add additional claims against Phone1. The response to the amended complaint is due on November 14, 2002.

Eric Frizza v. Phone1, Inc., Dario Echeverry, et al. filed suit on March 14, 2002, in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida seeking declaratory relief and damages for breach of contract in connection with his alleged 1.5% interest in Phone1. Both Phone1 and Echeverry filed answers denying that Frizza was entitled to any relief, other than payment he has received for various services he performed for Phone1. Initial requests for production have been propounded to Echeverry. The case was recently filed and no other significant action has yet taken place.

Fire Sign, Inc. v. Phone1, Inc.: Fire Sign filed suit in the Southern District of Florida on July 15, 2002, alleging copyright infringement, and has filed a motion for preliminary injunction. Fire Sign asserts that its principal, Roger Huckelberry, created the logo that Phone1 is currently using and that Phone1 is using the logo and other designs without permissions. Phone1 moved to stay all matters pending arbitration, based on the agreements between the parties. The court granted Phone1's motion to stay the preliminary injunction, and it set a discovery schedule to determine whether the case should be arbitrated. Discovery must be completed by January 31, 2003, at which time the court will consider the motion to stay the litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On September 30, 2002, Phone1 entered into a new Loan Agreement with GNB Bank for a loan in the amount of $20 million (the "$20 Million Loan"). The $20 Million Loan replaced the $10 million loan made by GNB Bank to Phone1 on October 31, 2001, which was due on October 30, 2002 (the "$10 Million Loan") and the Overdraft Facility, which was due on demand by GNB Bank. In addition, GNB Bank loaned an additional $768,562 to Phone1, which funds are being used for working capital purposes. The $20 Million Loan is secured by a lien on all of the assets of Phone1, the Company and the Company's other primary subsidiary, Globaltron and is guaranteed by the Company and Globaltron. The $20 Million Loan matures on the earlier of: (i) October 31, 2003 and (ii) November 30, 2002, if on or prior to such date, neither Phone1, the Company nor Globaltron have received a loan for a period of 12 months in the amount of at least $5 million. To date, the Company has not secured the $5 million loan, and it is unlikely that such a loan can be consummated prior to November 30, 2002. Absent forbearance by GNB Bank or modification of the terms of the $20 Million Loan, the loan will be in default because the Company does not have the resources to repay it. Such a default would have a material adverse effect on the Company. The $20 Million Loan contains representations and covenants by Phone1 and the Company that are usual and customary for a loan of this type, the inaccuracy or violation of which could lead to a default and acceleration of the Loan. The $20 Million Loan bears interest at the prime rate (as announced from time to time by Citibank, N.A.) plus 2% per annum. The Company also granted to GNB Bank the option to lend an additional $5 million on the same terms and conditions, including the conversion terms described below (the "Optional $5 Million Loan").

The principal and interest of the $20 Million Loan is convertible, in whole or in part, prior to or after the maturity date (if the Loan is not fully paid), as elected by GNB Bank, into shares of the common stock of the Company at the rate of $.40 per share (the "Conversion Rate"). The Company's shares of common stock closed at the price of $.11 per share on September 26, 2002, the last day prior to the date of closing of the $20 Million Loan on which a trade was reported. The Conversion Rate is subject to certain anti-dilution adjustments, including downward adjustment to the amount of any issuance of securities of the Company at a price less than $.40 per share. Subject to such adjustments, if GNB Bank were to elect to convert the entire $20 Million Loan, 50 million shares (plus an additional amount for any accrued but unpaid interest) could be issued to GNB Bank. GNB Bank is the Company's largest shareholder and if it elected to: (i) convert all of the $20 Million Loan, (ii) fund and convert the Optional $5 Million Loan, and (iii) convert its shares of the Company's Series A Preferred Stock (described below), it would own approximately 66% of the Company's issued and outstanding shares of common stock. Upon any conversion of the Loans, the Company has agreed to cause the registration of the shares of common stock issued upon conversion under applicable securities laws so as to facilitate any potential resale by GNB Bank of such common stock.

As a result of the $20 Million Loan and the Optional $5 Million Loan at the applicable conversion price of $.40 per share, certain anti-dilution provisions applicable to the Company's 9,000,000 shares of issued and outstanding shares of Series A Preferred Stock have been triggered. Like many types of Preferred Stock commonly issued, the Company's Series A Preferred Stock include weighted average anti-dilution provisions which result in a lowering of the conversion price of the shares of such Preferred Stock into the Company's common stock anytime shares of common stock are issued (or options or other securities exercisable or convertible into common stock) for a price per share less than that paid for the Series A Preferred Stock. The shares of Series A Preferred Stock had been issued at prices of $1 and $2 per share. Prior to the $20 Million Loan and the grant of the Optional $5 Million Loan, such 9,000,000 shares Series A Preferred Stock were convertible into 9,000,000 shares of common stock. After giving effect to the $20 Million Loan, such 9,000,000 shares are convertible into approximately 13,373,000 shares of common stock. GNB Bank is the owner of 7,000,000 shares of the Series A Preferred Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

Effective August 28, 2002. Mr. Jaime Gilinski resigned as the Chairman of the Board. Mr. Lou Giordano has assumed the position of the Chairman of the Board.

Mr. Dario Echeverry was appointed as a member of the Board as of August 28, 2002 and continued to serve as the acting Chief Executive Officer. On November 12, 2002, the Board of Directors appointed Mr. Echeverry as the Chief Executive Officer of the Company.

On November 12, 2002, the Board of Directors appointed Mr. Dilowe Barker as the Chief Operating Officer of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:


2.12 Stock Purchase Agreement between Win-Gate Equity Group, Inc. and the Shareholders of Globaltron Communications Corporation dated January 21, 2000. (1)
2.2.1 Certificate of Merger between Phone1Globalwide, Inc., a Florida corporation and Phone1Globalwide, Inc., a Delaware corporation(16)
2.2.2 Articles of Merger between Phone1Globalwide, Inc., a Florida corporation and Phone1Globalwide, Inc., a Delaware corporation (16)
2.3 Plan and Agreement of Merger between Phone1Globalwide, Inc., a Florida corporation and Phone1Globalwide, Inc., a Delaware corporation(16)
3.1.1    Articles of Incorporation of Win-Gate Equity Group, Inc.  (2)
3.1.2    Articles of Amendment to the Articles of Incorporation.  (13)
3.1.3 Certificate of Designation for the Series A 8% Convertible Preferred Stock (17)
3.1.4    Certificate of Incorporation of Phone1Globalwide, Inc.(16)
3.2.1    By-Laws of Win-Gate Equity Group, Inc.  (2)
3.2.2    Bylaws of Phone1Globalwide, Inc.  (16)
4.1      Specimen Common Stock Certificate.  (2)
10.1.1   Win-Gate Equity Group, Inc. 1996 Stock Option Plan.  (2)
10.1.2   Globaltron Corporation's 2000 Stock Incentive Plan.  (12)
10.1.3 Amendment Number One to Globaltron Corporation 2000 Stock Incentive Plan (15)
10.1.4   Amended and Restated Phone1Globalwide, Inc. 2000 Stock Incentive Plan
10.1.5   Amendment to Phone1 Globalwide, Inc. 2000 Stock Incentive Plan
10.1.6   Schedule A to the Minutes of the Board of Directors
10.2 Loan Agreement dated February 29, 2000 by and among Win-Gate Equity Group, Inc., Globaltron Communications Corporation, and GNB Bank (Panama) S.A.(4)
10.3 Letter Agreement dated February 29, 2000 between Gary D. Morgan and GNB Bank Panama, S.A. (4)
10.4 Loan Agreement dated July 26, 2000 between Win-Gate Equity group, Inc. and Arthur E. Lipson, Trustee(5)
10.5 Equipment Financing Proposal dated August 23, 1999 between Globaltron Communications Corporation and Lucent Technologies. (5)
10.6 Master Conditional Sale Agreement dated September 15, 1999 between Globaltron Communications Corporation and Lucent Technologies. (5)
10.7 Term Sheet dated June 23, 2000 between Globaltron Communications Corporation and Italtel SPA. (5)
10.8 Equipment Financing Agreement dated October 25, 1999 between Globaltron Communications Corporation and Cisco Systems Capital Corporation. (5)
10.9 Soft Cost Financing Agreement dated October 25, 1999 between Globaltron Communications Corporation and Cisco Systems Capital Corporation. (5)
10.10 Equipment Financing Agreement dated January 24, 2000 between Globaltron Communications Corporation and Cisco Systems Capital Corporation. (5)
10.11 Term Sheet dated July 13, 2000 between Globaltron Communications Corporation and Tropico Sistemas e Telecomunicacoes S.A. (5)
10.12 Term Sheet dated July 11, 2000 between Globaltron Communications Corporation and CPqD Technologies. (5)
10.13 Equipment Financing Agreement dated June 23, 2000 between Globaltron Communications Corporation and Gallant Capital & Finance, LLC. (5)
10.14 Term Sheet dated June 13, 2000 between Win-Gate Equity Group, Inc. and ECI Telecom Ltd. (5)

10.15 Executive Employment Agreement between Globaltron Communications Corporation and Gary Stukes(5)
10.16 Satellite Bandwidth Agreement dated November 9, 1999 between Globaltron Communications Corporation and Satelites Mexicanos, S.A. de C.V. (5)
10.17 Contract of Sale dated November 9, 1999 between Globaltron Communications Corporation and Owners of 64% of Startcomm Corporation.
         (5)
10.18 Amendment dated September 27, 2000 to the Loan Agreement dated February 29, 2000 among Win-Gate Equity Group, Inc., Globaltron Communications Corporation, and GNB Bank (Panama) S.A. (6)
10.19 Letter Agreement dated September 27, 2000 from Gary D. Morgan to GNB Bank (Panama) S.A. (6)
10.20 Letter Agreement dated September 27, 2000 from Win-Gate Equity Group, Inc. to GNB Bank (Panama) S.A. re: Transfer and Voting Matters. (6)
10.21 Stock Purchase Agreement dated September 27, 2000 between Gary D. Morgan and Tremaine Trading Co. (7)
10.22 Employment Agreement between Win-Gate Equity Group, Inc. and Kevin P. Fitzgerald dated September 27, 2000. (7)
10.23 Loan Agreement dated September 27, 2000 between Win-Gate Equity Group, Inc., Globaltron Communications Corporation, Gary D. Morgan, and Colpafinsa S.A. (7)
10.24 Pledge Agreement dated September 27, 2000 between Gary D. Morgan and Colpafinsa S.A. (7)
10.25 Stock Purchase Agreement dated April 11, 2000 between Win-Gate Equity Group, Inc. and Oriental Allied Holdings Ltd. (7)
10.26 Pledge and Security Agreement dated April 11, 2000 between Win-Gate Equity Group, Inc. and Oriental Allied Holdings Ltd. (7)
10.27 Settlement Agreement dated November 21, 2000 among Globaltron Corporation, Globaltron Communications Corporation, and Atlas Communications, Ltd. (8)
10.28 Agreement to Settle Promissory Note dated December 7, 2000 by and among International Investments Communications, Ltd., Globaltron Communications Corporation and Gary Morgan. (Exhibit omitted) (9)
10.29 Second Amendment dated as of December 5, 2000, but effective on October 24, 2000, to the Loan Agreement dated as of February 29, 2000, as amended September 27, 2000 by and among Globaltron Corporation, formerly known as Win-Gate Equity Group, Inc., Globaltron Communications Corporation and GNB Bank (Panama) S.A. (exhibits omitted) (11)
10.30 Pledge and Security Agreement dated as of November 21, 2000 between Gary D. Morgan and Arthur Lipson, trustee, with GNB Bank (Panama) S.A. and Colpafinsa S.A. as joiners to the Agreement. (11)
10.31 Amendment dated as of December 5th, 2000, but effective as of October 24, 2000, to a certain Loan Agreement, dated as of September 27, 2000, by and among Globaltron Corporation, formerly known as Win-Gate Equity Group, Inc., Globaltron Communications Corporation, Gary D. Morgan as Guarantor and Colpafinsa S.A. (10)
10.32 Common Stock Purchase Agreement dated May 15, 2001 between Globaltron Corporation and the shareholders of Phone1, Inc. (14)
10.33 Pledge and Security Agreement dated May 15, 2001 between Globaltron Corporation and the shareholders of Phone1, Inc. (14)
10.34 Loan Agreement dated October 31, 2001 among Phone1, Inc., Phone1 Globalwide Inc. and GNB Bank (Panama) S.A. (16)
10.35 Service and License Agreement dated April 4, 2002 by and between Globaltron Commnications Corporation and Verestar, Inc. (20)
10.36 Equipment Vendor Settlement Agreement between Globaltron Communications Corporation and New Skies Satellites N.V. (20)
10.37 Limited liability Company Agreement dated November 16, 2001 of Phone1 Smart LLC between Phone1 Inc. and MTG Interconnection LC (18)
10.38 Overdraft Loan Facility dated March 27, 2002 between GNB Bank (Panama) S.A. and Phone1, Inc., together with promissory note in the amount of $2,000,000 (20)
10.39 Amendment to Overdraft Loan Facility dated April 29, 2002 between GNB Bank (Panama) S.A. and Phone1, Inc., together with promissory note in the amount of $1,200,000. (20)

10.40 Amendment to Overdraft Loan Facility dated May 30, 2002 between GNB Bank (Panama) S.A. and Phone1, Inc., together with promissory note in the amount of $380,000. (20)
10.41 Amendment to Overdraft Loan Facility dated June 20, 2002 between GNB Bank (Panama) S.A. and Phone1, Inc., together with promissory notes in the amounts of $400,000 and $600,000. (20)
10.42    License Agreement dated June 21, 2002 between QuorTech and Phone1. (20)
10.43    Promissory Note dated May 8, 2001 in the amount of $1,250,000. (20)
10.44    Promissory Note dated June 6, 2001 in the amount of $1,200,000. (20)
10.45    Promissory Note dated July 16, 2001 in the amount of $2,000,000 (20)
10.46 Loan agreement dated September 28, 2001 by and between Phone1, Inc. and Eagle National Bank of Miami. (20)
10.47    Intentionally omitted.
10.48 Loan Agreement dated March 29, 2002 by and between Phone1, Inc. and Eagle National Bank of Miami. (20)
10.49 Loan agreement dated April 29, 2002 by and between Phone1, Inc. and Eagle National Bank of Miami. (20)
10.50    Loan Agreement dated May 30, 2002 by and between Phone1, Inc. and
         Eagle National Bank of Miami. (20)
10.51 Amendment to Overdraft Loan Facility dated as of July 8, 2002 by and between Phone1, Inc. and GNB Bank (Panama) S.A., increasing the Overdraft Facility to $6,000,000. (19)
10.52 Amendment to Overdraft Loan Facility dated as of July 16, 2002 by and between Phone1, Inc. and GNB Bank (Panama) S.A., increasing an Overdraft Facility to $9,000,000. (19)
10.53 Agreement dated as of July 28, 2002 by and between Phone1, Inc. and Telesector Resource Group, Inc. for 1+ International Sent Paid
         Service. (19)
10.54 Reseller Agreement dated as of January 14, 2002, as amended June 25, 2002, by and between Phone1, Inc. and Sprint. (19)
10.55 Phone1 Independent Agent Agreement dated as of July 1, 2002, by and between Phone1, Inc. and Qwest Interpsie America. (19)
10.56    Exclusive Reseller Agreement dated July 24, 2001 by and between
         Protel, Inc. and Phone1, Inc. (19)
10.57 Loan Agreement dated September 20, 2002, among Phone1, Inc., Phone1Globalwide, Inc., Globaltron Communications Corporation and
         GNB Bank Panama S.A. (21)
10.58    Security Agreement dated September 20, 2002, among Phone1, Inc.,
         Phone1 Globalwide, Inc., Globaltron Communications Corporation and
         GNB Bank Panama S.A. (21)
10.59 Promissory Note in the original principal amount of $20 million issued to GNB Bank Panama, S.A. (21)
10.60 Agreement dated October 15, 2002 between Phone1, Inc. and Via One Telecommunications, Inc. (22)

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

(21) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 333-05188-A) filed on October 11, 2002.

(22)     Filed herewith.


(b) Reports on Form 8-K. On October 11, 2002, the Company filed a Current Report on Form 8-K to report that the Company had entered into a Loan Agreement and related Promissory Note and Security Agreement in connection with the restructuring of a $20 million credit facility with GNB Bank Panama S.A.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2002


                                             PHONE1GLOBALWIDE, INC.


                                             By:  /s/  Dario Echeverry
                                                  ---------------------
                                                  Dario Echeverry
                                                  Chief Executive Officer


                                             By:  /s/  Syed Naqvi
                                                  ---------------------
                                                  Syed Naqvi
                                                  Chief Financial Officer

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER





I, Dario Echeverry, Chief Executive Officer of Phone1Globalwide, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Phone1Globalwide, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; and

         4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                          /s/ Dario Echeverry
                                                 --------------------
                                                 Name:  Dario Echeverry
                                                 Title:  Chief Executive Officer

                     CERTIFICATE OF CHIEF FINANCIAL OFFICER


I, Syed Naqvi, Chief Financial Officer of Phone1Globalwide, Inc., certify that:


         1. I have reviewed this quarterly report on Form 10-QSB of Phone1Globalwide, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; and

         4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and


         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                         /s/ Syed Naqvi
                                                --------------------
                                                Name:  Syed Naqvi
                                                Title:  Chief Financial Officer