Form 10QSB
period 2002-12-31
PHONE1GLOBALWIDE INC
filed 2003-02-12
CIK 1017837

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

Commission File Number: 0-23199

PHONE1GLOBALWIDE, INC.

(Exact Name of Small Business Issuer in Its Charter)

Delaware

65-0669842

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification Number)

100 No. Biscayne Boulevard, 25th Floor, Miami, Florida 33132

(Address of principal executive offices)

(305) 371-3300

(Issuer’s Telephone Number)

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

Yes [X]

No [   ]

State the number of shares outstanding of each of the issuer’s class of common equity, as of February 5, 2003: 66,128,702

Transitional Small Business Disclosure Format: Yes [   ] No [X]

PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES

INDEX

PART I  –  FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets as of December 31, 2002 (unaudited)

and March 31, 2002

3

Unaudited Consolidated Statements of Operations for the Nine Months

and Three Months Ended December 31, 2002 and 2001

4

Unaudited Consolidated Statement of Cash Flows for the Nine

Months Ended December 31, 2002 and 2001

5

Notes to Consolidated Financial Statements

7

Item 2.

Mangement’s Plan of Operation

15

Item 3.

Controls and Procedures

24

PART II  –  OTHER INFORMATION

Item 1.

Legal Proceedings

25

Item 2.

Changes in Securities and Use of Proceeds

25

Item 3.

Default Upon Senior Securities

26

Item 4.

Submission of Matters to a Vote of Security Holders

26

Item 5.

Other Information

26

Item 6.

Financial Statements and Reports on Form 8-K

27

SIGNATURES

32

CERTIFICATION BY THE CHIEF EXECUTIVE OFFICER

33

CERTIFICATION BY THE CHIEF FINANCIAL OFFICER

34

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 (Unaudited) and March 31, 2002 (Audited)

December 31, 2002

March 31, 2002

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

Current assets

  Cash

$

252,050

$

174,120

  Accounts receivable, less allowance for doubtful

    accounts of $397,762 and $104,798 at December 31, 2002

    and March 31, 2002

616,580

220,224

  Prepaid expenses and other current assets

845,981

177,161

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

      Total current assets

1,714,611

571,505

Property and equipment, net

6,882,771

7,845,750

Deposits and other

1,913,238

1,122,283

Intangible Assets

14,528,350

21,374,175

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

      Total assets

$

25,038,970

$

30,913,713

————————————

————————————

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

  Bank overdraft - related parties

$

274,660

$

65,127

  Over draft facility - related party

—

1,017,251

  Accounts payable

1,395,943

1,793,015

  Convertible loan payable to bank - related party

15,000,000

10,000,000

  Equipment note payable, current portion

—

1,500,000

  Accrued expenses and other current liabilities

1,582,528

2,275,001

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

      Total current liabilities

18,253,131

16,650,394

Stockholders’ equity

  Series A 8% Convertible Preferred stock, par value of $.001,

    10,000,000 shares authorized; liquidation value

    $15,680,000 and $14,840,000, 9,000,000 issued and outstanding as of December 31, 2002 and March 31, 2002, respectively

9,000

9,000

  Common stock, par value of $.001, 200,000,000 shares

    authorized; 66,078,702 and 41,078,702 shares issued and

    outstanding as of December 31, 2002 and March 31, 2002,

    respectively

66,078

41,078

  Additional paid-in capital

93,147,551

83,141,611

  Accumulated deficit

(86,436,790)

(68,928,370)

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

      Total stockholders’ equity

6,785,839

14,263,319

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

      Total liabilities and stockholders’ equity

$

25,038,970

$

30,913,713

————————————

————————————

The accompanying notes are an integral part of this statement.

PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended December 31, 2002

Nine Months Ended

Three Months Ended

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

December 31,

December 31,

December 31,

December 31,

2002

2001

2002

2001

¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯

Revenue

$

3,630,214

$

2,240,615

$

1,917,356

$

922,349

Expenses

  Cost of sales

4,425,765

3,510,105

2,031,464

1,171,633

  General and administrative

6,392,882

7,074,806

2,782,467

2,709,822

  Depreciation and amortization

2,048,579

2,301,246

709,528

769,740

  Intangibles asset amortization

6,845,825

5,376,826

2,399,520

2,448,848

  Settlement of Service Agreement

50,000

725,000

—

125,000

  Provision for non-current assets

204,062

—

—

—

¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯

Operating loss

(16,336,899)

(16,747,368)

(6,005,623)

(6,302,694)

Other income (expense)

  Interest, net

(1,261,738)

(765,404)

(365,995)

(241,549)

  Loss on write down of equipment

—

(644,438)

—

—

  Other Losses

(83,233)

(401,005)

—

(8,719)

  Other Expenses

—

(202,216)

—

—

  Other Income

173,450

—

23,450

—

¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯

Loss before provision for income taxes and

  extraordinary items

(17,508,420)

(18,760,431)

(6,348,168)

(6,552,962)

Income tax benefit

—

—

—

—

¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯

Loss before extraordinary items

(17,508,420)

(18,760,431)

(6,348,168)

(6,552,962)

Extraordinary gain on extinguishment of debt

—

11,440,582

—

—

¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯

NET LOSS

$

(17,508,420)

$

(7,319,849)

$

(6,348,168)

$

(6,552,962)

—————————

—————————

—————————

—————————

Basic earnings (loss) per common share:

  Loss from continuing operations before

    extraordinary gain/(loss)

$

(.44)

$

(0.51)

$

(.15)

$

(0.17)

¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯

  Extraordinary gain on extinguishments of

    debt

—

0.30

—

—

¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯

  Basic earnings (loss) per share

$

(.44)

$

(0.21)

$

(.15)

$

(0.17)

  Diluted earnings (loss) per common shares:

    Loss before extraordinary gain/(loss)

$

(.44)

$

(0.51)

$

(.15)

$

(0.17)

    Extraordinary gain on extinguishments of

      debt

—

0.30

—

—

¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯

    Diluted earnings (loss) per share

$

(.44)

$

(0.21)

$

(.15)

$

(0.17)

—————————

—————————

—————————

—————————

Average shares of common stock outstanding:

  Basic

42,169,611

37,681,960

44,339,572

41,078,702

  Diluted

42,169,611

37,681,960

44,339,572

41,078,702

—————————

—————————

—————————

—————————

Note: Loss per share calculations include provisions for Series A Preferred Stock dividend in the amount of $280,000 for the three months ended December 31, 2002 and 2001, respectively, and $840,000 and $560,000 for the nine months ended December 31, 2002 and 2001, respectively. As of December 31, 2002, the Company had accumulated $1,680,000 as preferred dividend. However, no dividend had been declared by the board of directors.

The accompanying notes are an integral part of this statement.

PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

December 31, 2002

December 31, 2001

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

Cash flows from operating activities

  Net(loss)

$

(17,508,420)

$

(7,319,849)

  Adjustments to reconcile net loss to net cash used

    in operating activities

      Gain on extinguishing debt

—

(11,440,582)

Professional services paid for in common stock

—

96,000

Compensation relating to stock options

30,939

—

Loss on settlement of service agreement

50,000

525,000

Loss on write down of fixed assets

—

644,438

Provision for non-current assets

204,062

—

      Other losses due to write downs

83,233

396,502

      Depreciation and amortization

8,894,404

7,678,072

      Provision for bad debts

306,270

217,218

      Changes in assets and liabilities, net of effects of

        purchase of Phone1:

          Increase in accounts receivable

(702,626)

(308,747)

          Increase in prepaid expenses and other current assets

(705,449)

(326,695)

          Increase in deposits and other

(835,955)

(354,673)

          Decrease in accounts payable

(397,072)

(245,763)

          (Decrease)increase in accrued expenses and other liabilities

(742,472)

478,630

          Increase in overdraft facility

209,533

—

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

            Net cash used in operating activities

(11,113,553)

(9,960,449)

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

Cash flows from investing activities:

  Acquisitions of property and equipment

(1,291,265)

(1,732,261)

  Acquisition of Phone1, net of cash acquired

—

(37,017)

  Investment in Joint Venture

—

(350,000)

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

Net cash used in investing activities

(1,291,265)

(2,119,278)

Cash flow from financing activities:

  Proceeds from sale of Stock

—

10,078,000

  Proceeds from loans

25,000,000

20,450,000

  Proceeds from overdraft facility

11,482,748

—

  Settlement of debt

—

(3,002,936)

  Payment on capital lease obligations

—

(1,000,000)

  Payment on loans

(10,000,000)

(13,500,000)

  Payment on overdraft facility

(12,500,000)

—

  Payment on equipment loan payable

(1,500,000)

(500,000)

  Advance made to Phone1 prior to acquisition

—

(145,783)

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

            Net cash from financing activities

12,482,748

12,379,281

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

Net Increase in cash

77,930

299,554

Cash at beginning of period

174,120

643,886

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯¯

Cash at end of period

$

252,050

$

943,440

————————————

————————————

Supplemental disclosure of cash flow information:

  cash paid during the period for:

    Taxes

—

—

————————————

————————————

    Interest

1,289,874

507,507

————————————

————————————

The accompanying notes are an integral part of this statement.

For the nine months ended December 31, 2002, the Company entered into the following non-cash transactions:

On December 20, 2002, GNB Bank exercised (effective as of the close of business on that date), in part, its option and converted $10 million principal amount of the $20 Million Loan at a price of $.40 per share. Consequently, the Company issued 25,000,000 shares of its common stock (the “Conversion Shares”) to GNB Bank. The Company is obligated to cause the registration of the Conversion Shares under applicable securities laws so as to facilitate any potential resale by GNB Bank of such Conversion Shares.

For the nine months ended December 31, 2001, the Company entered into the following non-cash transactions:

On October 22, 2001, the Company granted 300,000 options to two consultants. Pursuant to FAS 123, the Company recorded a portion of the fair value of the stock option as compensation expense which amounted to approximately $52,000.

On September 30, 2001 the Company and GCC entered into an agreement with a telecommunications product and services vendor, pursuant to which the Company , GCC and the vendor mutually agreed to jointly resolve any claims that any of them may have related to, or arising, directly or indirectly, from a certain licensing agreement that was signed among the parties. GCC paid $75,000 in cash and the Company issued 300,000 shares of its common stock which were valued at $350,000. The value of the shares was the fair market value on the date of the transaction.

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

On June 13, 2001, the Company acquired all the outstanding shares of Phone1, Inc., a telecommunications marketing company. As part of the agreement, the Company issued 12 million restricted shares of common stock which were valued at $25,920,000. The value of the shares was the fair market value on the date of the transaction.

On June 26, 2001, the Company entered into an agreement with a vendor. The Company returned $4,197,064 of equipment and paid $3,002,936 in cash for full and complete satisfaction of the outstanding obligations to the vendor.

The Company issued 48,000 shares of restricted common stock for professional services which were valued at $96,000. The value of the shares was the fair market value on the date of the transaction.

The accompanying notes are an integral part of this statement.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Generally accepted accounting standards also require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclose contingent assets and liabilities at the date of the financial statements. Significant estimates include those made for the allowance for uncollectible accounts, and contingencies. Actual results could differ from those estimates. Operating results for the nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

NOTE B - OPERATIONS OF THE COMPANY

Phone1Globalwide, Inc. formerly known as Globaltron Corporation and as Win-Gate Equity Group, Inc. (the “Company”), was reincorporated as a Delaware corporation on September 25, 2001. The Company was initially organized on May 17, 1996 in Florida, to locate and effect business combinations with existing businesses.

On January 21, 2000, the Company consummated a stock purchase agreement with all of the shareholders of Globaltron Communications Corporation, a Delaware corporation (“Globaltron” or “GCC”) whereby we acquired 100% of the outstanding GCC shares. As a result, GCC became a wholly owned subsidiary.

On June 13, 2001, the Company acquired all of the outstanding common stock of Phone1, Inc., a Florida corporation (“Phone1”), a telecommunications marketing company, for 12.0 million restricted shares of our common stock. As a result, Phone1 became a wholly owned subsidiary.

On November 16, 2001, in connection with the formation of Phone1 Smart LLC, a limited liability company (“Phone1 Smart”), organized under the Delaware limited liability act, the Company entered into an operating agreement with MTG Interconnection LC (“MTG”), a Florida limited liability company. The Company owns 51% of the interests in Phone1 Smart. The 51% investment in Phone1 Smart is being consolidated into the financial statements of Phone1Globalwide, Inc.

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

NOTE C - LOANS PAYABLE, COMMITMENTS AND CONTINGENCIES

GNB BANK LOANS - RELATED PARTY

Since February 2000, the Company has entered into a series of financings and refinancings with GNB Bank Panama S.A. (“GNB Bank”).

On October 31, 2001, Phone1 entered into a loan agreement with GNB Bank in the principal amount of $10.0 million, plus interest at the rate of 10% per annum. The GNB Loan was evidenced by an unsecured convertible promissory note (the “$10 million Note”) that was due October 30, 2002. The Loan was guaranteed by the Company.

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

1.

That number of shares of common stock or any other class of securities issued by Phone1 having privileges or rights senior to the common stock, equal to the principal and interest accrued thereon under the $10 million Note that GNB Bank elects to convert divided by:

•

If GNB Bank had elected to convert the Loan and the $10 million Note in whole, such conversion price per share that results in granting to the GNB Bank such number of securities of Phone1 representing 12.5%, on a fully diluted basis, of the total issued and outstanding stock of Phone1 immediately after the conversion: and

•

If GNB Bank had elected to convert the Loan and the $10 million Note in part, such conversion price per share that results in granting to the GNB Bank such number of securities of Phone1 representing the percentage, on a fully diluted basis, of the total issued and outstanding stock of Phone1 equal to 7.5% multiplied by the principal amount and interest of the $10 million Note that GNB Bank elects to convert divided by the total outstanding principal and interest of the $10 million Note (the “Partial Election Percentage”); or

2.

That number of shares of common stock of the Company equal to the principal and interest accrued thereon under the $10 million Note that the GNB Bank elected to convert divided by 1.5.

On March 27, 2002, the Company signed an Overdraft Facility (the “Overdraft Facility”) with GNB Bank for $2,000,000 with an interest rate of 12% per annum. The Overdraft Facility expires on March 27, 2003 and it is callable, however, the facility was extended and on April 29, 2002, the Company increased its Overdraft Facility up to an aggregate amount of $3,200,000. On May 30, 2002, the Company obtained an additional $380,000, increasing the overdraft facility to an aggregate amount of $3,580,000. Effective on June 20, 2002, the aggregate principal outstanding amount under this Overdraft facility was increased to $4,580,000. On July 8, 2002, the Company increased the Overdraft Facility up to an aggregate amount of $6,000,000. Effective on July 16, 2002, the aggregate principal outstanding amount under this Overdraft Facility was increased to $9,000,000. The $9,231,438 outstanding balance of the Overdraft Facility, including accrued interest, was paid on September 30, 2002 and the Company entered into a new loan agreement.

On September 30, 2002, Phone1 entered into a new Loan Agreement with GNB Bank for a loan in the amount of $20 million (the “$20 Million Loan”). The $20 Million Loan replaced the $10 million loan made by GNB Bank to Phone1 on October 31, 2001, which was due on October 30, 2002 (the “$10 Million Loan”) and the Overdraft Facility, which was due on demand by GNB Bank. In addition, GNB Bank loaned an additional $768,562 to Phone1, which funds are being used for working capital purposes. The $20 Million Loan is secured by a lien on all of the assets of Phone1, the Company and the Company’s other primary subsidiary, Globaltron and is guaranteed by the Company and Globaltron. The $20 Million Loan matures on the earlier of: (i) October 31, 2003 and (ii) November 30, 2002, if on or prior to such date, neither Phone1, the Company nor Globaltron have received a loan for a period of 12 months in the amount of at least $5 million. The $20 Million Loan contains representations and covenants by Phone1 and the Company that are usual and customary for a loan of this type, the inaccuracy or violation of which could lead to a default and acceleration of the Loan. The $20 Million Loan bears interest at the prime rate (as announced from time to time by Citibank, N.A.) plus 2% per annum. The Company also granted to GNB Bank the option to lend an additional $5 million on the same terms and conditions, including the conversion terms described below (the “Optional $5 Million Loan”).

The principal and interest of the $20 Million Loan is convertible, in whole or in part, prior to or after the maturity date (if the Loan is not fully paid), as elected by GNB Bank, into shares of the common stock of the Company at the rate of $.40 per share (the “Conversion Rate”). The Company’s shares of common stock closed at the price of $.11 per share on September 26, 2002, the last day prior to the date of closing of the $20 Million Loan on which a trade was reported. The Conversion Rate is subject to certain anti-dilution adjustments, including downward adjustment to the amount of any issuance of securities of the Company at a price less than $.40 per share. Upon any conversion of the Loans, the Company has agreed to cause the registration of the shares of common stock issued upon conversion under applicable securities laws so as to facilitate any potential resale by GNB Bank of such common stock.

On November 26, 2002, Phone1 entered into a Loan Agreement with GNB Bank Panama S.A. (“GNB Bank”) for a loan in the amount of $5 million (the “$5 Million Loan”). The $5 Million Loan is on terms substantially identical to the $20 Million Loan, except that the maturity of the $5 Million Loan is the earlier of: (i) October 31, 2003 and (ii) March 31, 2003, if on or prior to such date, neither Phone1, the Company nor Globaltron has received a loan for a period of 12 months in the amount of at least $5 million. Like the $20 Million Loan, the $5 Million Loan is secured by a lien on all of the assets of the Borrower, the Company and Globaltron, and is guaranteed by the Company and Globaltron. The $5 Million Loan bears interest at the prime rate (as announced from time to time by Citibank, N.A.) plus 2% per annum. The $5 Million Loan is in addition to the Optional $5 Million Loan, which option has not been exercised. GNB Bank also advised the Company that it is not exercising its right to call the early maturity of the $20 Million Loan on November 30, 2002.

Like the $20 Million Loan, the principal and interest of the $5 Million Loan is convertible, in whole or in part, prior to or after the maturity date (if the Loan is not fully paid), as elected by GNB Bank, into shares of the common stock of the Company at a conversion price of $.40 per share. The closing price for shares of the Company’s common stock on the date of the $5 Million Loan was $.40 per share. The conversion price is subject to certain anti-dilution adjustments, including downward adjustment to the amount of any issuance of securities of the Company at a price less than $.40 per share.

On December 20, 2002, GNB Bank exercised (effective as of the close of business on that date), in part, its option and converted $10 million principal amount of the $20 Million Loan at a price of $.40 per share. Consequently, the Company issued 25,000,000 shares of its common stock to GNB Bank. The Company is obligated to cause the registration of such shares, and other shares that may be issued on conversion of the balance of the $20 Million Loan, conversion of the $5 Million Loan and funding and conversion of the Optional $5 Million Loan, under applicable securities laws so as to facilitate any potential resale by GNB Bank of all such shares.

GNB Bank is the Company's largest shareholder and, subject to the anti-dilution adjustments described above, if it elected to: (i) convert the entire outstanding balance of the $20 Million Loan, (ii) convert all of the $5 Million Loan, (iii) fund and convert the Optional $5 Million Loan, and (iv) convert its shares of the Company's Series A Preferred Stock (described below), it would receive an additional 63,931,888 shares and would then beneficially own approximately 70% of the Company's issued and outstanding shares of common stock.

As was the case with the $20 Million Loan and the Optional $5 Million Loan, the conversion price of $.40 per share of the $5 Million Loan, has triggered certain anti-dilution provisions applicable to the Company’s 9,000,000 issued and outstanding shares of Series A Preferred Stock. Like many types of Preferred Stock commonly issued, the Company’s Series A Preferred Stock include weighted average anti-dilution provisions which result in a lowering of the conversion price of the shares of such Preferred Stock into the Company’s common stock anytime shares of common stock are issued (or options or other securities exercisable or convertible into common stock) for a price per share less than that paid for the Series A Preferred Stock. Prior to the $5 Million Loan, such 9,000,000 shares Series A Preferred Stock were convertible at approximately $.673 per share into an aggregate of approximately 13,373,000 shares of common stock. After giving effect to the $5 Million Loan, such 9,000,000 shares are convertible at approximately $.646 per share into an aggregate of approximately 13,931,888 shares of common stock. GNB Bank is the owner of 7,000,000 shares of the Series A Preferred Stock.

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

On October 9, 2002, Phone1 borrowed $1.5M from a related party financial institution. The loan bears interest at the rate of 5.75% per annum and is payable on demand. The loan proceeds are being used for general working capital purposes. As of December 31, 2002, the loan had a zero balance. The Company again borrowed $1.5M under the loan agreement subsequent to December 31, 2002. A director of the bank is also a director of the Company.

As of December 31, 2002, the Company has $232,000 of cash with a related party US bank.

NOTE E - EQUIPMENT NOTE PAYABLE

On September 30, 2001, the Company entered into an agreement with a vendor. The Company paid $1.0 million in cash and signed a $2.0 million promissory note bearing an interest rate of 8.5% to the vendor for full and complete satisfaction of the outstanding obligations to the vendor. The note and the accrued interest were paid in four (4) installments on December 31, 2001, March 31, 2002, June 30, 2002 and October 31, 2002. The note was secured by a lien on vendor’s equipment in our possession and a guaranty of payment by the Company up to $1.5 million.

NOTE F - COMMITMENTS AND CONTINGENCIES

On November 21, 2000, the Company terminated certain agreements with a telecommunication company. As consideration for the termination, the Company paid $50,000 in cash and transferred 400,000 shares of its common stock to the telecommunications company. The Company agreed to issue an additional 50,000 shares of its common stock if the price of the Company’s common stock does not have an average closing price of $7.00 per share or more for 20 consecutive trading days through November 20, 2001. The cost for settlement of service agreement amounted to $1,350,000. The shares were valued at their fair market value on of the date of the agreement. The Company did not issue the 50,000 shares of its common stock due to a dispute between the parties.

On June 28, 2001, the Company entered into a billing software licensee agreement with a vendor. Under the agreement, the vendor granted the Company a non-exclusive, non-transferable license to use their software. The licensing and maintenance fees under the licensing agreement were to be paid at a rate of $21,000 per month for a period of 36 months. The fees to be paid by the Company under the licensing agreement were also subject to escalation if the Company reached certain revenue milestones (which milestones were not met prior to the termination of the agreement). The Company is not currently using the billing software due to certain disputes. The vendor filed a claim on April 1, 2002 against the Company for approximately $700,000 for a breach of a software licensing agreement. The Company has filed a counterclaim against the vendor seeking damages for the breach of software licensing agreement, breach of express warranty, breach of an implied warranty of fitness for a particular purpose, money had and received and unjust enrichment. The Company is seeking damages in excess of $1,000,000. Discovery has been propounded by both parties, and the first round of depositions has been taken. The vendor has amended its complaint to add Globaltron Communications Corporation as a defendant, and to add additional claims against Phone1. The response to the amended complaint is due on February 10, 2003.

On September 30, 2001 the Company and GCC entered into an agreement with a telecommunications product and services vendor pursuant to which the Company, GCC and the vendor mutually agree to jointly resolve any claims that any of them may have related to, or arising, directly or indirectly, from a certain licensing agreement that was signed by the parties. GCC paid $75,000 in cash and the Company issued 300,000 shares of its common stock. The shares were valued at their fair market value on the date of the agreement. The vendor has a put option against GCC for 10 consecutive days starting on August 31, 2002 to require GCC to purchase 100,000 of the Company’s common stock held by the vendor for a purchase price of $2 per share, if during the period comprised between April 1, 2002 and August 31, 2002, the closing price of the common stock of the Company does not reach an average closing price of $2 or more per share during a period of thirty consecutive trading days. In addition, either GCC or the Company has a call option exercisable at any time until August 31, 2002, to buy 100,000 of the Company’s shares held by the vendor at an adjusted purchase price of $2 per share, irrespective of the price of the stock in the public market. GCC will pay the vendor an additional $75,000 on April 1, 2002, if the average closing price of the Company’s stock does not reach $2 per share for a period of twenty consecutive trading days between January 1, 2002 and March 31, 2002. The Company had accrued $75,000; however, the amount had not been paid as of December 31, 2002. As of December 31, 2002, the Company had accrued $82,000, representing the net effect of the put and call option, as well as $200,000 to fulfill its obligations under the put and call options.

On November 16, 2001, in connection with the formation of Phone1 Smart, the Company entered into an operating agreement with MTG Interconnection LC (“MTG”), a Florida limited liability company. The Company contributed $100,000 in cash for 51% of Phone1 Smart and MTG contributed certain intangible assets and services in return for 49% in Phone1 Smart. In addition, available cash will first be used to pay any outstanding loans and accrued interest and then allocated to MTG until it has received the aggregate amount of $2.4 million. Day-to-day operations of Phone1 Smart are conducted by MTG, who also maintains Phone1 Smart’s books and records.

Subsequent to the year ended March 31, 2002, the Company discontinued its operations in Brazil, which had been conducted through a joint venture. The Company wrote off the investments in Brazil, which amounted to approximately $389,000 and is included as loss on investment and other ventures in the March 31, 2002 Consolidated Statements of Operations. In addition, the Company wrote-off certain fixed assets net of accumulated depreciation in the amount of approximately $234,000 which is included as a loss on write-down and disposal of fixed assets in the March 31, 2002 Consolidated Statements of Operations and wrote-off approximately $304,000 for the satellite and switch equipment which is included in the provisions for non-current assets in the March 31, 2002 Consolidated Statements of Operations. During the quarter ended September 30, 2002, the Company wrote off approximately $204,000 for equipment, originally purchased in connection with the Company’s agreement with Schwartz Enterprises, its Joint Venture Partner. Schwartz Enterprises also became a distributor of the Company’s prepaid phone cards. Payment terms were extended to Schwartz Enterprises for the phone cards delivered by the Company. As of December 31, 2002, approximately $164,000 remained due and payable from Schwartz Enterprises. The Company is evaluating its options to collect the outstanding amount.

Spitfire Merchants, Ltd. v. Globaltron Corporation f/k/a Win-Gate Equity Group, Inc. n/k/a Phone1 Globalwide Inc. was filed in June 5, 2001 in the Eleventh Judicial Circuit Court in and for Miami-Dade County, Florida. The lawsuit seeks damages for alleged breach of contract in connection with the purchase of shares in the Company. Spitfire alleges that it was not given the correct amount of shares and that some of the shares it received were restricted, allegedly in violation of Spitfire’s subscription agreement with the Company. Spitfire has sought damages in excess of $1,000,000, which is disputed by the Company. In its answer, the Company asserted the affirmative defenses of failure to mitigate damages and failure of consideration. In February 2002, the Company responded to discovery propounded by Spitfire, but no significant activity has occurred since that date.

During the year ended March 31, 2002 the Company received a bill from a vendor of telecommunication services provider in an amount of approximately $500,000 for the period of March 2000, to June 2001. The Company had disputed the charges on the grounds the vendor never provided the services. On September 20, 2002, the Company received a credit for the disputed amount from the vendor.

On April 4, 2002, the Company terminated a telecommunication service agreement with a vendor, pursuant to which the vendor agreed to release the Company of all claims for the outstanding balance owed to the vendor and the execution of a new co-location agreement with the vendor. The Company did not incur any penalties as a result of the early termination. The Company entered into a new agreement with the vendor for equipment racks to house the Company’s equipment. Under the new agreement, the Company is required to pay for services totaling $768,000 at a rate of $19,200 per month, through August 9, 2005.

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

On August 30, 2002, Phone1 and Freedom Telecommunications Inc. (“Freedom”) executed a document under which each party proposes to provide telecommunications services to the other. The document states that it is for a term of one year, with automatic month-to-month renewals, unless one party notifies the other of its intent to terminate. The precise nature of the services to be provided by each party, and the fees and charges for the services, are being discussed but have not yet been included in the document. Until so included, the document may not constitute a legally binding agreement between the signatories. Notwithstanding the foregoing, GCC has created a partition in its telecommunications switch, which is currently being used by Freedom, and the Company is also providing technical assistance to Freedom. In furtherance of this relationship, Freedom also has access to an office at the Company’s facilities.

On October 15, 2002, Phone1 entered into an agreement with Via One Technologies, Inc. (“Via One”), an unaffiliated New York-based marketer and distributor of prepaid phone cards and telephone calling cards. Under the agreement, the parties intend to jointly develop a Phone1-branded international calling card service. During the five year term of the agreement, Via One is appointed as Phone1’s worldwide, exclusive (if it meets specified minimum quarterly gross sales during 2003) distributor of the Phone1 calling card service. Following payment of costs of sales, gross margins will be distributed to the parties on a 50/50 basis. Following termination of the agreement for any reason, Via One will continue to receive a residual fee equal to 2% on the face value of all Phone1 calling card revenues. The parties agreed to pay 1-1/2% of gross margins to an unaffiliated third party who assisted in developing and structuring the relationship between Phone1 and Via One. To date, there has been no performance under this agreement and the parties have commenced discussions to restructure their relationship.

In November 2002, Phone1 entered into a settlement agreement with a party to a service agreement with the Company, and certain of his affiliated companies. As consideration for the exchange of mutual general releases, $50,000 was paid to the party and the Company issued 50,000 shares of unregistered common stock to him. The shares were valued at their fair market value as of the date of the settlement agreement.

During the quarter ended December 31, 2003, the Company executed employment agreements with Mr. Echeverry, as Chief Executive Officer, and Mr. Naqvi, as Chief Financial Officer. The expiration dates of the agreements are March 31, 2005. Among other things, the agreements with Messrs. Echeverry and Naqvi provide for annual base salaries of $250,000 and $220,000, respectively, and participation in the Company’s stock option and other compensation and benefit plans.

The agreements also provide that in the event of the Company’s material breach or termination of the executive’s employment during the term of the agreement, without cause, in the event of a change of control (as defined in the agreements) or by the executive, with good cause (as defined in the agreements), the executive shall be entitled to receive as severance pay a lump sum of up to than two year’s salary. Messrs. Echeverry and Naqvi have also assigned to the Company all of their rights to inventions created by them during the course of their employment. The agreements also contain a one-year restrictive covenant following termination of the agreement, restricting them from competing against the Company or soliciting our employees.

On December 10, 2002, Phone1 entered into Sent Paid Services Agreement From SBC Pay Phones (the “SBC Agreement”) with SBC Services, Inc., for itself and as agent for nine of its affiliates which provide regional public pay telephone services (“SBC”). Once fully implemented, the SBC Agreement will permit Phone1 to offer its “call anywhere in the world for one dollar” services, as well as domestic long distance service, from SBC pay telephones located in the States of Arkansas, California, Connecticut, Illinois, Indiana, Kansas, Michigan, Missouri, Nevada, Ohio, Oklahoma, Texas and Wisconsin. Specific telephone sites will be selected by SBC.

Subject to SBC’s acceptance of an upgrade solution being developed by Phone1, the SBC Agreement targets 200,000 SBC phones to be enabled to offer Phone1 services. The upgrade is necessary to allow Phone1’s services to be used on most existing SBC pay telephones. Phone1’s services will also be offered, commencing in early 2003, on approximately 20,000 SBC pay phones that do not require upgrades. SBC pay phones that offer Phone1’s services will, in most cases, be equipped with Phone1’s branded yellow handsets and logo.

Under the SBC Agreement, SBC will collect and remit to Phone1 all coin revenues derived from Phone1’s services, less SBC’s commission, the amount of which depends upon the state of call origination and whether a call is international long distance or domestic long distance. Phone1 is responsible for the advertising and promotion of its services and for supplying the Phone1 branded yellow handsets and related advertising materials.

The SBC Agreement is for a term of three years, with up to three additional one year renewal terms, unless a party provides 30 days’ termination notice to the other prior to the end of the initial or any renewal term. SBC has the right to terminate the SBC Agreement in the event it does not accept Phone1’s upgrade solution, but has agreed not to unreasonably withhold or delay its acceptance. The SBC Agreement also provides for termination upon events of default usual and customary for an agreement of this type.

NOTE G – FIXED ASSETS

During the quarter ended September 30, 2001, the Company wrote off $644,438 of equipment stored at a third party facility. The third party claims to have a claim on the equipment because the equipment was allegedly not removed from their facility on time. Management disagrees with the third party. No legal claims have yet been filed.

The Company wrote off the investments in Brazil, which amounted to approximately $389,000 and is included as loss on investment and other ventures in the March 31, 2002 Consolidated Statements of Operations. In addition, the Company wrote-off certain fixed assets net of accumulated depreciation in the amount of approximately $234,000 which is included as a loss on write-down and disposal of fixed assets in the March 31, 2002 Consolidated Statements of Operations and wrote-off approximately $304,000 for the satellite and switch equipment which is included in the provisions for non-current assets in the March 31, 2002 Consolidated Statements of Operations.

During the quarter ended September 30, 2002, the Company wrote off approximately $204,000 for equipment, originally purchased in connection with the Company’s agreement with Schwartz Enterprises (see Note F). The amount is included in the provision for non-current assets in the Consolidated Statements of Operations.

NOTE H - ISSUANCE OF STOCK OPTIONS

On October 22, 2001, the Company granted total of 475,000 options to three employees and two consultants. The exercise price of the options was the closing price as of October 22, 2001. Twenty-five percent of the options were fully vested on the grant date and remaining options will vest over two years. On December 3, 2001, one of the consultants was hired as a full time employee. Pursuant to FAS 123, transactions in which an entity issues its equity instruments to acquire goods or services from non-employees must be accounted for based on fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. During the quarter ended December 31, 2002, the Company granted no stock options.

The Company did not include 9,000,000 shares of preferred stock, 1,674,000 common stock options and 37,500,000 shares of common stock from the $10 million and $5 million convertible GNB bank loans in the computation of earnings per share because their inclusion would have been antidilutive for the quarter ended December 31, 2002.

NOTE I - RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. The Company expects to adopt this statement for the fiscal year ending March 31, 2003, and does not anticipate that it will have a material impact on the Company’s consolidated financial results.

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections. The rescission of SFAS 4 is effective in fiscal years beginning after May 15, 2002. Gains or losses on extinguishments of debt that were classified as extraordinary items in prior periods presented should be reclassified if they do not meet the criteria in Opinion 30.  Upon adoption of this SFAS 145, the financial statements will be reclassified as appropriate.

In December 2002, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 148, “Accounting for Stock-Based Compensation --Transition and Disclosure – and amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transaction for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not expect this statement to have a significant impact on the financial statements.

NOTE J – RELATED PARTY

Since June 2001, the Company has purchased branded handsets and certain equipment from TU, LLC a privately-held company based in Ohio. In June 2001, an employee of TU began providing consulting services to Phone1. Thereafter, the consultant became a full-time employee of Phone1 and, now serves as an executive officer of Phone1. The spouse of the executive officer is a vice-president of TU and owns less than 5% of the outstanding equity in TU. For the three and nine months ended December 31, 2002, the Company paid $441,000 and $822,000, respectively, for product purchased from TU.

On July 15, 2002, the Company entered into an agreement with EMIDA Technologies, Inc. for $ 775,000. Under the agreement EMIDA will provide services to coordinate the integration of the new CDR export application software, data warehouse system telecommunication mapping software and EMIDA’s Telco Operating Support Portal to the Company. The Chairman of the Board of the Company is also the CFO of EMIDA. For the three and nine months ended December 31, 2002, the Company paid EMIDA $96,900 and $291,000, respectively, under the agreement.

NOTE K – ACQUIRED INTANGIBLE ASSETS AND ADOPTION OF STATEMENT 142

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

Beginning April 1, 2002, the Company no longer amortizes $1.3 million of intangible assets identified as trade name and trademarks as these assets have been determined to have an indefinite life. The Company has completed a transitional impairment test of all intangible assets with indefinite lives. Based on the transitional impairment test, no impairment losses were required to be recorded.

The Company requires substantial additional capital to continue the development of its business. Because there can be no assurance that the Company will achieve profitable operations, the Company may, in the future, recognize a substantial impairment of its intangible assets.

As of December 31, 2002, the gross carrying amount of the total intangible amortized assets was approximately $27,337,000 and the total accumulated amortization was approximately $14,138,000. For the nine months ended December 31, 2002, amortization expense was $6,846,000.  The breakdown of gross carrying amount and accumulated amortization by major intangible asset class is: reseller agreements $27,148,000 and $14,040,000 and other $189,000 and $98,000, respectively. Three years is the estimated useful lives of the reseller agreements and other. The intangible assets not subject to amortization, identified as trade name and trademarks, have a net carrying amount of $1,329,000.

The following table provides information regarding estimated amortization expense for each of the following years ended March 31:

2003

$ 9,086,000

2004

$ 9,086,000

2005

$ 1,873,000

The following table adjusts earnings (loss) and earnings (loss) per share for the adoption of SFAS 142:

For the nine months ended December 31,

($000s except for earnings-per-share amounts)

2002

2001

¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯

Reported net loss, before extraordinary item

(17,508)

(18,760)

Add back: trade name and trademark amortization

—

332

¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯

Adjusted net loss, before extraordinary item

(17,508)

(18,428)

——————

——————

Net loss

(17,508)

(7,319)

Add back: trade name and trademark amortization

—

332

¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯

Adjusted net loss

(17,508)

(6,987)

——————

——————

Basic and diluted earnings per share:

  Reported net loss, before extraordinary item

(.44)

(.51)

  Trade name and trademark amortization

—

.01

  Adjusted net loss, before extraordinary item

(.44)

(.50)

Net loss

(.44)

(.21)

Add back: trade name and trademark amortization

—

.01

¯¯¯¯¯¯¯¯

¯¯¯¯¯¯¯¯

Adjusted net loss

(.44)

(.20)

——————

——————

Item 2.

Management’s Plan of Operation.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Financial Statements included elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Certain statements in this Form 10-QSB are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words may, will, should, expect, anticipate, estimate, believe, intend, or project or the negative of these words or other variations on these words or comparable terminology. This report contains forward-looking statements that address, among other things, our financing plans, regulatory environments in which we operate or plan to operate, trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations and acquisition opportunities. These statements may be found under Management’s Plan of Operation, as well as in this Form 10-QSB generally. Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include Cautionary Statements (the Cautionary Statements), without limitation: the Company’s ability to raise capital; the Company’s ability to execute its business strategy in a very competitive environment; the Company’s degree of financial leverage; risks associated with acquisitions and the integration thereof; risks associated with rolling out new products and services; risks associated with rapidly developing technology and providing services over the Internet; regulatory considerations and risks related to international economies; risks related to market acceptance of, and demand for, the Company’s products and services; continued relations with and pricing dependence on third party suppliers; the impact of competitive services and pricing; and other risks referenced from time to time in the Company’s filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligations to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

Phone1Globalwide, Inc. formerly known as Globaltron Corporation and as Win-Gate Equity Group, Inc. (the “Company”), reincorporated in Delaware on September 25, 2001. The Company was originally organized on May 17, 1996 in Florida, for the purpose of locating and effecting business combinations with existing businesses.

On January 21, 2000, we consummated a stock purchase agreement with all of the shareholders of Globaltron Communications Corporation, a Delaware corporation (“GCC”) whereby we acquired 100% of the outstanding GCC shares. As a result, GCC became our wholly owned subsidiary.

On June 13, 2001, we acquired all of the outstanding common stock of Phone1, Inc., a Florida corporation (“Phone1”), a telecommunications marketing company, for 12.0 million restricted shares of our common stock. As a result, Phone1 become our wholly owned subsidiary.

On November 16, 2001, in connection with the formation of Phone1 Smart LLC, a limited liability company organized under the Delaware limited liability act, the Company entered into an operating agreement with MTG Interconnection LC (“MTG”), a Florida limited liability company. The Company owns 51% of the interests in Phone1 Smart.

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

Our wholly owned subsidiary Phone1 is a marketing, technology research and development company, carrier and reseller using the network of our GCC subsidiary to deliver retail products to consumers through payphones owned by third parties. The core product of Phone1 consists of direct dialed international and domestic calls for $1.00 to anywhere in the world. Each call is rated or priced by a preset pricing structure consisting of a number of minutes for the destination dialed by the customer. The consumer simply dials 011, the country code and destination for international calls and 1+ the number for domestic calls. Prior to depositing the coins a voice prompt tells the customer how many minutes they will be able to talk for the $1.00 deposited. The call is routed to the Company’s platform, which provides fraud detection and prevention as well as generates call detail records. The routing is a method of transporting a call from one location to another. The platform then processes the call and switches it to the Company’s network. The company is inter-connected with several tier one carriers as well as unique carrier service providers to specific countries. This allows the Company to provide competitive pricing to the consumer or customer using the service. The customer recognizes the international service availability by the Company’s bright yellow signature handset installed on the payphone.

At the present time, Phone1 Smart, which intends to provide Phone1 services to business and residential customers in their offices and homes, will not be actively promoted by the Company until a full roll out of Phone1 services is completed.

PLAN OF OPERATION

We intend to capitalize on the rapidly increasing immigrant population in the United States, initially focusing on immigrants from Mexico, Central & South America and the Caribbean region. Management believes that the populations of those areas are some of the fastest growing segments of immigrants in the United States. Our goal is to provide both international and domestic long distance services through Phone1-enabled payphones at competitive rates to such immigrants living in the United States. Phone1 intends to capture a significant portion of the calls from payphones made by these immigrants through its local brand-awareness campaigns which include the following elements:

•

Yellow handsets co-branded with our telephone customers’ logos. A distinctive yellow handset with the bright green Phone1 logo complimented by our customer’s logo calls attention to our phone services and communicates to consumers immediately that a particular phone is Phone1-enabled.

•

Point of Sales (POS) material. Phone1 provides colorful point-of-sales material at the phone site advertising Phone1 services and in some cases providing rate information for the end-user.

•

Media support. Phone1 develops launch advertising on radio and television as well as in newspapers and on buses in support of Phone1 initiated services for its customers.

•

Personal assistance. Phone1 stages sales assistance around new Phone1-enabled sites and helps consumers understand how to use the service, emphasizing the simplicity and inexpensive cost of the service.

•

Caller support center. Phone1 maintains a call center to handle any complaints or phone outage problems.

•

Call database. Phone1 captures detailed call records and analyzes the information to help its customers fine-tune the service offerings to various countries and manage rate plans on a real-time basis.

Developing, as well as constructing network, marketing, branding and expanding our businesses, requires significant capital expenditures, a substantial portion of which is incurred before the realization of revenues. These expenditures, together with the associated early operating expenses have resulted and will result in negative cash flow until an adequate customer base is established. However, as our user base grows, we expect that incremental revenues can be generated with decreasing incremental operating expenses. However, we make no assurances that we will be able to identify, attract, finance, or consummate our operational and strategic objectives, all of which are heavily dependent upon, among other things, the Company’s ability to obtain additional financing. In order to help attain our goal, our strategy is to:

•

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

•

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

This service is currently being offered in South Florida, Central Florida, metropolitan New York and certain other areas of the country on test basis and on a regular commercial basis. Phone1’s business plan is to roll out its services in six of the largest metropolitan areas of the United States, utilizing the Company’s existing VoIP/ATM switching networks as well as other third party telecommunications providers.

On July 29, 2002 the Company signed an agreement with Telesector Resources Group, Inc. d/b/a/ Verizon Network services. Under the agreement the Company will provide Phone1 services to customers using Verizon public telephones, including a substantial presence in New York, New York. Subject to certain earlier events of termination, the agreement has a term of three years. It is presently contemplated that over the life of the agreement the number of Verizon public telephones utilizing Phone1 services will run into the tens of thousands. The Company commenced roll out of the Phone1 services with Verizon during the quarter ending December 31, 2002.

The Company has also signed agreements with two other major telecom providers, Qwest Interprise America and Sprint. Under these agreements the Company will provide Phone1 services to customers of some of these providers’ public telephones. Subject to certain earlier events of termination, each of these agreements has a term of three years. The Company commenced roll out of services under its agreement with Sprint during the quarter ending December 31, 2002. The roll out of services under the agreement with Qwest is currently planned for the first fiscal quarter of 2003.

On December 10, 2002, Phone1 entered into an agreement with SBC Services, Inc., which, when fully implemented, will permit Phone1 to offer its “call anywhere in the world for one dollar” services, as well as domestic long distance service, from SBC pay telephones located in 13 regions in the United States. Subject to SBC’s acceptance of an upgrade solution being developed by Phone1, the SBC Agreement targets 200,000 SBC phones to be enabled to offer Phone1 services.

RESULTS OF OPERATIONS

Nine months ended December 31, 2002 Compared to Nine months ended December 31, 2001.

Revenues for the Nine months ended December 31, 2002 were approximately $3,630,000 compared to $2,240,000 for the Nine months ended December 31, 2001, an increase of $1,390,000 or 62%. The increase was primarily the result of a $1,734,000 increase in arbitrage sales, which occur from packaging wholesale foreign termination rates from third-party carriers and reselling them to carriers that connect to one of the Company’s domestic switch sites, $404,000 in prepaid calling cards, $113,000 in Phone1 and $32,000 in Phone1 Smart. These increases were partially offset by a decrease in carrier sales. Carrier sales amounted to approximately $6,000 and $902,000 in December 31, 2002 and December 31, 2001, respectively, a decrease of $896,000. The decrease was due to the competitive pricing pressures and discontinuation of our overseas Point of Presence (POPs). Carrier sales are wholesale carrier termination sales of international voice and data telecommunications into the Company’s foreign Point of Presence (POPs).

Cost of sales for the Nine months ended December 31, 2002 was approximately $4,426,000 compared to $3,510,000 for the Nine months ended December 31, 2001, an increase of $916,000 or 26%. The two major components of cost of sales are fixed recurring cost and variable cost. Fixed recurring cost for the Nine months ended December 31, 2002 and December 31, 2001 were approximately $811,000 and $2,279,000, respectively, a decrease of $1,468,000 or 64%. The decrease was primarily due to the Company terminating certain service agreements with vendors. Variable cost was $3,615,000 and $1,231,000 for the Nine months ended December 31, 2002 and December 31, 2001, respectively, an increase of $2,384,000 or 194%. The increase is primarily attributable to the increased traffic volumes associated with revenue growth from arbitrage sales and prepaid calling cards.

Selling, general, and administrative expenses was approximately $6,393,000 for the Nine months ended December 31, 2002 and $7,075,000 for the Nine months ended December 31, 2001, a decrease of $682,000 or 10%. The decrease was primarily related to professional fees, comprised of technical and general consulting fees and legal fees, which amounted to $1,561,000 for December 31, 2002 and $2,533,000 for December 31, 2001, a decrease of $972,000 or 38%. The decrease was due to cost containment. The decrease was offset by an increase in marketing an advertisement expenses which amounted to $1,612,000 for the Nine months ended December 31, 2002 and $1,086,000 for the Nine months ended December 31, 2001, for an increase of $526,000 or 48%. The increase was primarily due to advertising relating to the Phone1 product.

Depreciation expense for the Nine months ended December 31, 2002 was $2,049,000 compared to $2,301,000 for the Nine months ended December 31, 2001, a decrease of $252,000 or 11%. The decrease is primarily related to writing off certain equipment during December 31, 2001.

Amortization of intangible assets incurred because of acquisitions amounted to $6,846,000 and $5,377,000 for the Nine months ended December 31, 2002 and 2001, respectively, an increase of $1,469,000 or 27%. The increase is primarily due to six and a half months of amortization during the Nine months ended December 31, 2001 compared to a full nine months for the Nine months ended December 31, 2002.

Settlement of service agreement for the Nine months ended December 31, 2002 was $50,000 and $725,000 for the Nine months ended December 31, 2001, which resulted from the Company settling certain service agreements with vendors.

Provision for non-current assets for the Nine months ended December 31, 2002 amounted to approximately $204,000. The reserves were made for fixed assets overseas that are no longer in use. No such provision was made for the Nine months ended December 31, 2001.

Net interest expense for the Nine months ended December 31, 2002 was $1,261,000 and $765,000 for the Nine months ended December 31, 2001, an increase of $496,000 or 65%. Such increase was the result of obtaining additional debt.

During December 31, 2001, the Company wrote off $644,000 of equipment stored at a third party facility which the third party claims was their equipment.

Other losses for the Nine months ended December 31, 2002 amounted to approximately $83,000 compared to $401,000 in December 31, 2001, a decrease of $318,000 or 79%. The decrease was primarily due to the Company discontinuing its operations overseas in the Nine months ended December 31, 2001.

Other income for the Nine months ended December 31, 2002 amounted to $173,000. The Company had reserved $150,000 during fiscal year end 2002 as a result of a disputed invoice from a vendor. On September 20, 2002, the Company received a credit for the disputed amount from the vendor.

The Gains on extinguishment of debt for the Nine months ended December 31, 2001 amounted to approximately $11,440,000 which resulted from the extinguishment of its vendor debt.

Net (loss) and diluted earnings (loss) per share changed significantly from ($7,320,000) and ($.21), respectively, for the Nine months ended December 31, 2001 compared to a net loss of ($17,508,000) and ($.44), respectively, for the Nine months ended December 31, 2002. This significant change was primarily due to the aforementioned one time extraordinary gain from the extinguishment of debt in the Nine months ended December 31, 2001.

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001.

Revenues for the quarter ended December 31, 2002 was approximately $1,917,000 compared to $922,000 for the quarter ended December 31, 2001, an increase of $995,000 or 108%. The increase was primarily the result of a $1,171,000 increase in arbitrage sales, which occur from packaging wholesale foreign termination rates from third-party carriers and reselling them to carriers that connect to one of the Company’s domestic switch sites, and $67,000 in Phone1. These increases were partially offset by a decrease in carrier sales. Carrier sales amounted to approximately $0 and $219,000 in December 31, 2002 and December 31, 2001, respectively, a decrease of $219,000. The decrease was due to the competitive pricing pressures and discontinuation of our overseas Point of Presence (POPs). Carrier sales are wholesale carrier termination sales of international voice and data telecommunications into foreign countries.

Cost of sales for the quarter ended December 31, 2002 was approximately $2,031,000 compared to $1,171,000 for the quarter ended December 31, 2001, an increase of $860,000 or 73%. The two major components of cost of sales are fixed recurring cost and variable cost. Fixed recurring cost for the quarter ended December 31, 2002 and December 31, 2001 were approximately $254,000 and $586,000, respectively, a decrease of $332,000 or 57%. The decrease was primarily due to the Company terminating certain service agreements with vendors. Variable cost was $1,777,000 and $585,000 of the cost of sales for the quarter ended December 31, 2002 and September 30, 2001, respectively, an increase of $1,192,000 or 204%. The increase is primarily attributable to the increased traffic volumes associated with revenue growth from arbitrage sales and prepaid calling cards.

Selling, general, and administrative expenses was approximately $2,782,000 for the quarter ended December 31, 2002 and $2,710,000 for the quarter ended September 30, 2001, an increase of $72,000 or 3%. The increase was primarily related to marketing and advertisement expenses which amounted to $1,218,000 for the quarter ended December 31, 2002 and $812,000 for the quarter ended December 31, 2001, for an increase of $406,000 or 50%. The increase was primarily due to advertising relating to the Phone1 product. The increase was offset by a decrease in professional fees, which comprised of technical and general consulting fees and legal fees which amounted to $457,000 for December 31, 2002 and $641,000 for December 30, 2001, a decrease of $184,000 or 29%. The decrease was due to cost containment.

Depreciation expense for the quarter ended December 31, 2002 was $710,000 compared to $770,000 for the quarter ended September 30, 2001, a decrease of $60,000 or 8%. The decrease is primarily related to writing off certain equipment during September 30, 2001.

Amortization of intangible assets incurred because of acquisitions, which amounted to $2,399,000 and $2,448,000 for the quarter ended December 31, 2002 and 2001, respectively, a decrease of $49,000 or 2%. The decrease was primarily due to the Company no longer amortizing $1,300,000 of intangible assets identified as trade name and trademarks as these assets have been determined to have an indefinite life.

Net interest expense for the quarter ended December 31, 2002 was $366,000 and $242,000 for the quarter ended December 31, 2001, an increase of $124,000 or 51%. Such increase was the result of obtaining additional debt.

Net (loss) and diluted earnings (loss) per share changed significantly from $ (6,553,000) and ($.17), respectively, for the quarter ended December 31, 2001 compared to a net loss of ($6,348,000) and ($.15), respectively, for the quarter ended December 31, 2002.

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

Developing, enhancing and rolling out new services and expending networks will also require substantial capital expenditures. The funding of these expenditures is dependent upon the Company’s ability to raise substantial equity and debt financing. We are actively seeking additional funding from a variety of sources, including potential issuances of our securities in one or more private transactions. However, we can provide no assurances that we will be able to obtain such financing or, if obtained, that it will be on terms profitable to us. Such activities (as well as the Company’s existing convertible loan from GNB Bank) may result in significant dilution to existing investors and significant transactions costs to the Company.

EQUIPMENT FINANCING AGREEMENTS

On August 23, 1999, the Company entered into an equipment financing proposal with an equipment vendor. Pursuant to the proposal, the Company had the ability to borrow up to $10 million in order to purchase equipment and services and to pay for ancillary costs associated with the installation and preparation of the equipment for operation. The equipment facility was divided into three phases. Phase 1 was for up to $1,750,000 and was to be used towards the purchase of equipment to be deployed outside of the United States. Phase 2 was for up to $6,750,000 and was to be used towards the purchase of equipment to be deployed in the United States. Phase 3 was for up to $1,500,000 and was to be used towards the purchase of professional services, plus costs relating to taxes and shipping. On September 15, 1999, the Company entered into a Master Conditional Sale Agreement with the same vendor finalizing all of the terms and conditions of the equipment financing proposal. On September 30, 2001, the Company entered into an agreement with the vendor. The Company paid $1.0 million in cash and signed a $2,000,000 promissory note bearing an interest rate of 8.5% to the vendor for full and complete satisfaction of the outstanding obligations to the vendor. The Note and the accrued interest is payable in four (4) quarterly installments on December 31, 2001, March 31, 2002, June 30, 2002, and October 31, 2002. The Note is secured by a lien on the vendor’s equipment and a guaranty of the Company. When the Agreement was reached the total obligation owed to the vendor, including interest was approximately $7.2 million. The Company recorded approximately $4.2 million of extraordinary gain due to the settlement of the debt.

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

LOANS FROM GNB BANK – RELATED PARTY

Since February 2000, the Company has entered into a series of financings and refinancings with GNB Bank Panama S.A. (“GNB Bank”).

On October 31, 2001, Phone1 entered into a loan agreement with GNB Bank in the principal amount of $10.0 million, plus interest at the rate of 10% per annum. The GNB Loan is evidenced by an unsecured convertible promissory note (the “$10 million Note) that is due October 30, 2002. The Loan is guaranteed by the Company.

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

1.

That number of shares of common stock or any other class of securities issued by Phone1 having privileges or rights senior to the common stock, equal to the principal and interest accrued thereon under the $10 million Note that GNB Bank elects to convert divided by:

•

If GNB Bank had elected to convert the Loan and the $10 million Note in whole, such conversion price per share that results in granting to the GNB Bank such number of securities of the Phone1 representing 12.5%, on a fully diluted basis, of the total issued and outstanding stock of the Phone1 immediately after the conversion; and

•

If GNB Bank had elected to convert the Loan and the $10 million Note in part, such conversion price per share that results in granting to the GNB Bank such number of securities of the Phone1 representing the percentage, on a fully diluted basis, of the total issued and outstanding stock of Phone1 equal to 7.5% multiplied by the principal amount and interest of the $10 million Note that GNB Bank elects to convert divided by the total outstanding principal and interest of the $10 million Note (the “Partial Election Percentage”); or

2.

That number of shares of common stock of the Company equal to the principal and interest accrued thereon under the $10 million Note that the GNB Bank elected to convert divided by 1.5.

On March 27, 2002, the Company signed an Overdraft Facility (the “Overdraft Facility”) with GNB Bank for $2,000,000 with an interest rate of 12% per annum. The Overdraft Facility expires on March 27, 2003 and it is callable, however, the facility was extended and on April 29, 2002, the Company increased its Overdraft Facility up to an aggregate amount of $3,200,000. On May 30, 2002, the Company obtained an additional $380,000, increasing the Overdraft Facility to an aggregate amount of $3,580,000. Effective on June 20, 2002, the aggregate principal outstanding amount under this Overdraft Facility was increased to $4,580,000. On July 8, 2002, the Company increased the Overdraft Facility up to an aggregate amount of $6,000,000. Effective on July 16, 2002, the aggregate principal outstanding amount under this Overdraft Facility was increased to $9,000,000. The $9,231,438 outstanding balance of the Overdraft Facility, including accrued interest, was fully paid on September 30, 2002 and the Company entered into a new loan agreement.

On September 30, 2002, Phone1 entered into a new Loan Agreement with GNB Bank for a loan in the amount of $20 million (the “$20 Million Loan”). The $20 Million Loan replaced the $10 million loan made by GNB Bank to Phone1 on October 31, 2001, which was due on October 30, 2002 (the “$10 Million Loan”) and the Overdraft Facility, which was due on demand by GNB Bank. In addition, GNB Bank loaned an additional $768,562 to Phone1, which funds are being used for working capital purposes. The $20 Million Loan is secured by a lien on all of the assets of Phone1, the Company and the Company’s other primary subsidiary, Globaltron and is guaranteed by the Company and Globaltron. The $20 Million Loan matures on the earlier of: (i) October 31, 2003 and (ii) November 30, 2002, if on or prior to such date, neither Phone1, the Company nor Globaltron have received a loan for a period of 12 months in the amount of at least $5 million. The $20 Million Loan contains representations and covenants by Phone1 and the Company that are usual and customary for a loan of this type, the inaccuracy or violation of which could lead to a default and acceleration of the Loan. The $20 Million Loan bears interest at the prime rate (as announced from time to time by Citibank, N.A.) plus 2% per annum. The Company also granted to GNB Bank the option to lend an additional $5 million on the same terms and conditions, including the conversion terms described below (the “Optional $5 Million Loan”).

The principal and interest of the $20 Million Loan is convertible, in whole or in part, prior to or after the maturity date (if the Loan is not fully paid), as elected by GNB Bank, into shares of the common stock of the Company at the rate of $.40 per share (the “Conversion Rate”). The Company’s shares of common stock closed at the price of $.11 per share on September 26, 2002, the last day prior to the date of closing of the $20 Million Loan on which a trade was reported. The Conversion Rate is subject to certain anti-dilution adjustments, including downward adjustment to the amount of any issuance of securities of the Company at a price less than $.40 per share. Upon any conversion of the Loans, the Company has agreed to cause the registration of the shares of common stock issued upon conversion under applicable securities laws so as to facilitate any potential resale by GNB Bank of such common stock.

On November 26, 2002, Phone1 entered into a Loan Agreement with GNB Bank Panama S.A. (“GNB Bank”) for a loan in the amount of $5 million (the “$5 Million Loan”). The $5 Million Loan is on terms substantially identical to the $20 Million Loan, except that the maturity of the $5 Million Loan is the earlier of: (i) October 31, 2003 and (ii) March 31, 2003, if on or prior to such date, neither Phone1, the Company nor Globaltron has received a loan for a period of 12 months in the amount of at least $5 million. To date, the Company has not secured the additional $5 million loan, and it is uncertain whether such a loan will be consummated prior to March 31, 2003. Absent forbearance by GNB Bank or modification of the terms of the $5 Million Loan, the loan will be in default because the Company does not have the resources to repay it. Such a default would have a material adverse effect on the Company. Like the $20 Million Loan, the $5 Million Loan is secured by a lien on all of the assets of the Borrower, the Company and Globaltron, and is guaranteed by the Company and Globaltron. The $5 Million Loan bears interest at the prime rate (as announced from time to time by Citibank, N.A.) plus 2% per annum. The $5 Million Loan is in addition to the Optional $5 Million Loan, which remains outstanding. GNB Bank also advised the Company that was is not exercising its right to call the early maturity of the $20 Million Loan on November 30, 2002.

Like the $20 Million Loan, the principal and interest of the $5 Million Loan is convertible, in whole or in part, prior to or after the maturity date (if the Loan is not fully paid), as elected by GNB Bank, into shares of the common stock of the Company at the Conversion Rate. The Conversion Rate is subject to certain anti-dilution adjustments, including downward adjustment to the amount of any issuance of securities of the Company at a price less than $.40 per share.

On December 20, 2002, GNB Bank exercised (effective as of the close of business on that date), in part, its option and converted $10 million principal amount of the $20 Million Loan at a price of $.40 per share. Consequently, the Company issued 25,000,000 shares of its common stock to GNB Bank. The Company is obligated to cause the registration of such shares, and other shares that may be issued on conversion of the balance of the $20 Million Loan, conversion of the $5 Million Loan and funding and conversion of the Optional $5 Million Loan, under applicable securities laws so as to facilitate any potential resale by GNB Bank of all such shares.

GNB Bank is the Company's largest shareholder and, subject to the anti-dilution adjustments described above, if it elected to: (i) convert the entire outstanding balance of the $20 Million Loan, (ii) convert all of the $5 Million Loan, (iii) fund and convert the Optional $5 Million Loan, and (iv) convert its shares of the Company's Series A Preferred Stock (described below), it would receive an additional 63,931,888 shares and would then beneficially own approximately 70% of the Company's issued and outstanding shares of common stock.

As was the case with the $20 Million Loan and the Optional $5 Million Loan, the conversion price of $.40 per share of the $5 Million Loan, has triggered certain anti-dilution provisions applicable to the Company’s 9,000,000 issued and outstanding shares of Series A Preferred Stock. Like many types of Preferred Stock commonly issued, the Company’s Series A Preferred Stock include weighted average anti-dilution provisions which result in a lowering of the conversion price of the shares of such Preferred Stock into the Company’s common stock anytime shares of common stock are issued (or options or other securities exercisable or convertible into common stock) for a price per share less than that paid for the Series A Preferred Stock. Prior to the $5 Million Loan, such 9,000,000 shares Series A Preferred Stock were convertible at approximately $.673 per share into an aggregate of approximately 13,373,000 shares of common stock. After giving effect to the $5 Million Loan, such 9,000,000 shares are convertible at approximately $.646 per share into an aggregate of approximately 13,931,888 shares of common stock. GNB Bank is the owner of 7,000,000 shares of the Series A Preferred Stock.

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

On October 9, 2002, Phone1 borrowed $1.5M from a related party financial institution. The loan bears interest at the rate of 5.75% per annum and is payable on demand. The loan proceeds are to be used for general working capital purposes. As of December 31, 2002, the loan had a zero balance. The Company again borrowed $1.5M under the loan agreement subsequent to December 31, 2002. A director of the bank is also a director of the Company.

TERMINATION OF CERTAIN AGREEMENTS WITH VENDORS

On April 4, 2002, the Company terminated a telecommunication service agreement with a vendor, pursuant to which the vendor agreed to release the Company of all claims for the outstanding balance owed to the vendor and the execution of a new co-location agreement with the vendor. The Company did not incur any penalties as a result of the early termination. The Company entered into a new agreement with the vendor for equipment racks to house the Company’s equipment. Under the new agreement, the Company is required to pay for services totaling $768,000 at a rate of $19,200 per month, through August 9, 2005.

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

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company’s most recent evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Spitfire Merchants, Ltd. v. Globaltron Corporation f/k/a Win-Gate Equity Group, Inc., a/k/a Phone1 Globalwide, Inc. was filed in June 5, 2001 in the Eleventh Judicial Circuit Court in and for Miami-Dade County, Florida. The lawsuit seeks damages for alleged breach of contract in connection with the purchase of shares in Win-Gate, a former name of Phone1Globalwide, Inc. Spitfire alleges that it was not given the correct amount of shares and that some of the shares it received were restricted, allegedly in violation of Spitfire’s subscription agreement with the Win-Gate. Spitfire has sought damages in excess of $1,000,000.00, which is disputed by the Company. In its answer, the Company asserted the affirmative defenses of failure to mitigate damages and failure of consideration. In February 2002, the Company responded to discovery propounded by Spitfire, but no significant activity has occurred since that date.

Daleen Technologies, Inc. v. Phone1, Inc. and Globaltron Communications Corporation was filed on April 1, 2002 in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida. Daleen seeks damages in the approximate amount of $700,000.00 for alleged breach of a software licensing agreement, specifically payment of monthly licensing and maintenance fees. Phone1 filed a counterclaim against Daleen seeking damages for breach of the same software licensing agreement, breach of express warranty, breach of an implied warranty of fitness for a particular purpose, money had and received, and unjust enrichment. Phone1is seeking damages in excess of $1,000,000.00, which sum is comprised of (1) a refund of approximately $520,000.00 for licensing fees paid to Daleen, and (2) $500,000.00, representing the amounts paid by Phone1 to a third party to assist in implementing and hosting the software licensed from Daleen. Discovery has been propounded by both parties, and the first round of depositions has been taken. Daleen has amended its complaint to add Globaltron Communications Corporation as a defendant, and to add additional claims against Phone1. The response to the amended complaint is due on February 10, 2003.

Eric Frizza v. Phone1, Inc., Dario Echeverry, et al. filed suit on March 14, 2002, in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida seeking declaratory relief and damages for breach of contract in connection with his alleged 1.5% interest in Phone1. Both Phone1 and Echeverry filed answers denying that Frizza was entitled to any relief, other than payment he has received for various services he performed for Phone1. Initial requests for production propounded to Echeverry have been answered, but no other significant activity has taken place.

Fire Sign, Inc. v. Phone1, Inc.: Fire Sign filed suit in the Southern District of Florida on July 15, 2002, alleging copyright infringement, and has filed a motion for preliminary injunction. Fire Sign asserts that its principal, Roger Huckelberry, created the logo that Phone1 is currently using and that Phone1 is using the logo and other designs without permissions. Phone1 moved to stay all matters pending arbitration, based on the agreements between the parties. The court granted Phone1’s motion to stay the preliminary injunction. FireSign recently filed a demand to arbitrate its claims against Phone1 before the American Arbitration Association. Phone1’s response is not yet due and is considering the assertion of counterclaims against FireSign.

Item 2. Changes In Securities And Use Of Proceeds.

On November 26, 2002, Phone1 entered into a Loan Agreement with GNB Bank Panama S.A. (“GNB Bank”) for a loan in the amount of $5 million (the “$5 Million Loan”). The $5 Million Loan is on terms substantially identical to the $20 million loan refinancing between the Borrower and GNB Bank entered into on September 30, 2002 (the “$20 Million Loan”), except that the maturity of the $5 Million Loan is the earlier of : (i) October 31, 2003 and (ii) March 31, 2003, if on or prior to such date, neither Phone1, the Company nor Globaltron has received a loan for a period of 12 months in the amount of at least $5 million. Like the $20 Million Loan, the $5 Million Loan is secured by a lien on all of the assets of the Borrower, the Company and Globaltron, and is guaranteed by the Company and Globaltron. The $5 Million Loan bears interest at the prime rate (as announced from time to time by Citibank, N.A.) plus 2% per annum. The $5 Million Loan is in addition to the option granted to GNB Bank pursuant to the terms of the $20 Million Loan to make an additional $5 million loan on the same terms as the $20 Million Loan (the “Optional $5 Million Loan”). GNB Bank also advised the Company that it is not exercising its right to call the early maturity of the $20 Million Loan on November 30, 2002.

Like the $20 Million Loan, the principal and interest of the $5 Million Loan is convertible, in whole or in part, prior to or after the maturity date (if the Loan is not fully paid), as elected by GNB Bank, into shares of the common stock of the Company at the rate of $.40 per share (the “Conversion Rate”). The Conversion Rate is subject to certain anti-dilution adjustments, including downward adjustment to the amount of any issuance of securities of the Company at a price less than $.40 per share. Subject to such adjustments, if GNB Bank were to elect to convert the entire $20 Million Loan, 50 million shares (plus an additional amount for any accrued but unpaid interest) could be issued to GNB Bank. GNB Bank is the Company’s largest shareholder and if it elected to: (i) convert all of the $20 Million Loan, (ii) convert all of the $5 Million Loan, (iii) fund and convert the Optional $5 Million Loan, and (iv) convert its shares of the Company’s Series A Preferred Stock (described below), it would beneficially own approximately 70% of the Company’s issued and outstanding shares of common stock.  Upon any conversion of the loans, the Company has agreed to cause the registration of the shares of common stock issued upon conversion under applicable securities laws so as to facilitate any potential resale by GNB Bank of such common stock.

As was the case with the $20 Million Loan and the Optional $5 Million Loan, the conversion price of $.40 per share of the $5 Million Loan, has triggered certain anti-dilution provisions applicable to the Company’s 9,000,000 issued and outstanding shares of Series A Preferred Stock. Like many types of Preferred Stock commonly issued, the Company’s Series A Preferred Stock include weighted average anti-dilution provisions which result in a lowering of the conversion price of the shares of such Preferred Stock into the Company’s common stock anytime shares of common stock are issued (or options or other securities exercisable or convertible into common stock) for a price per share less than that paid for the Series A Preferred Stock. Prior to the $5 Million Loan, such 9,000,000 shares Series A Preferred Stock were convertible at approximately $.673 per share into an aggregate of approximately 13,373,000 shares of common stock. After giving effect to the $5 Million Loan, such 9,000,000 shares are convertible at approximately $.646 per share into an aggregate of approximately 13,931,888 shares of common stock. GNB Bank is the owner of 7,000,000 shares of the Series A Preferred Stock.

On December 20, 2002, GNB Bank exercised (effective as of the close of business on that date), in part, its option and converted $10 million principal amount of the $20 Million Loan at a price of $.40 per share. Consequently, the Company issued 25,000,000 shares of its common stock (the “Conversion Shares”) to GNB Bank. The Company is obligated to cause the registration of the Conversion Shares under applicable securities laws so as to facilitate any potential resale by GNB Bank of such Conversion Shares.

In November 2002, Phone1 entered into a settlement agreement with a party to a service agreement with the Company, and certain of his affiliated companies. As consideration for the exchange of mutual general releases, $50,000 was paid to the party and the Company issued 50,000 shares of unregistered common stock to him. The agreement contained representations and warranties of the recipient of shares, evidencing his investment intent and experience in financial and business matters. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) and the rules and regulations thereunder. No commissions were paid in connection with this transaction.

Item 3. Defaults Upon Senior Securities.

None

Item 4.

Submission Of Matters To A Vote Of Security Holders.

None

Item 5. Other Information.

During the quarter ended December 31, 2002, the Company executed employment agreements with Mr. Echeverry, as Chief Executive Officer, and Mr. Naqvi, as Chief Financial Officer. The expiration date of the agreements is March 31, 2005. Among other things, the agreements with Messrs. Echeverry and Naqvi provide for annual base salaries, commencing January 1, 2003, of $250,000 and $220,000, respectively, and participation in the Company’s stock option and other compensation and benefit plans.

The agreements also provide that in the event of the Company’s material breach or termination of the executive’s employment during the term of the agreement, without cause, in the event of a change of control (as defined in the agreements) or by the executive, with good cause (as defined in the agreements), the executive shall be entitled to receive as severance pay a lump sum of up to two year’s salary. Messrs. Echeverry and Naqvi have also assigned to the Company all of their rights to inventions created by them during the course of their employment. Each agreement also contains a one-year restrictive covenant following termination of the agreement, restricting the executive from competing against the Company or soliciting our employees.

Item 6. Exhibits And Reports On Form 8-K.

(a)

Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

2.12

Stock Purchase Agreement between Win-Gate Equity Group, Inc. and the Shareholders of Globaltron Communications Corporation dated January 21, 2000. (1)

2.2.1

Certificate of Merger between Phone1Globalwide, Inc., a Florida corporation and Phone1Globalwide Inc., a Delaware corporation. (16)

2.2.2

Articles of Merger between Phone1Globalwide, Inc., a Florida corporation and Phone1Globalwide Inc., a Delaware corporation. (16)

2.3

Plan and Agreement of Merger between Phone1Globalwide, Inc., a Florida corporation and Phone1Globalwide Inc., a Delaware corporation. (16)

3.1.1

Articles of Incorporation of Win-Gate Equity Group, Inc. (2)

3.1.2

Articles of Amendment to the Articles of Incorporation. (13)

3.1.3

Certificate of Designation for the Series A 8% Convertible Preferred Stock. (17)

3.1.4

Certificate of Incorporation of Phone1Globalwide, Inc. (16)

3.2.1

By-Laws of Win-Gate Equity Group, Inc. (2)

3.2.2

Bylaws of Phone1Globalwide, Inc. (16)

4.1

Specimen Common Stock Certificate. (2)

10.1.1

Win-Gate Equity Group, Inc. 1996 Stock Option Plan. (2)

10.1.2

Globaltron Corporation’s 2000 Stock Incentive Plan. (12)

10.1.3

Amendment Number One to Globaltron Corporation 2000 Stock Incentive Plan. (15)

10.1.4

Amended and Restated Phone1Globalwide, Inc. 2000 Stock Incentive Plan. (20)

10.1.5

Amendment to Phone1Globalwide, Inc. 2000 Stock Incentive Plan. (20)

10.1.6

Schedule A to the Minutes of the Board of Directors. (20)

10.2

Loan Agreement dated February 29, 2000 by and among Win-Gate Equity Group, Inc., Globaltron Communications Corporation, and GNB Bank (Panama) S.A. (4)

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

10.13

Equipment Financing Agreement dated June 23, 2000 between Globaltron Communications Corporation and Gallant Capital & Finance, LLC. (5)

10.14

Term Sheet dated June 13, 2000 between Win-Gate Equity Group, Inc. and ECI Telecom Ltd. (5)

10.15

Executive Employment Agreement between Globaltron Communications Corporation and Gary Stukes. (5)

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

10.35

Service and License Agreement dated April 4, 2002 by and between Globaltron Commnications Corporation and Verestar, Inc. (20)

10.36

Equipment Vendor Settlement Agreement between Globaltron Communications Corporation and New Skies Satellites N.V. (20)

10.37

Limited liability Company Agreement dated November 16, 2001 of Phone1 Smart LLC between Phone1 Inc. and MTG Interconnection LC. (18)

10.38

Overdraft Loan Facility dated March 27, 2002 between GNB Bank (Panama) S.A. and Phone1, Inc., together with promissory note in the amount of $2,000,000. (20)

10.39

Amendment to Overdraft Loan Facility dated April 29, 2002 between GNB Bank (Panama) S.A. and Phone1, Inc., together with promissory note in the amount of $1,200,000. (20)

10.40

Amendment to Overdraft Loan Facility dated May 30, 2002 between GNB Bank (Panama) S.A. and Phone1, Inc., together with promissory note in the amount of $380,000. (20)

10.41

Amendment to Overdraft Loan Facility dated June 20, 2002 between GNB Bank (Panama) S.A. and Phone1, Inc., together with promissory notes in the amounts of $400,000 and $600,000. (20)

10.42

License Agreement dated June 21, 2002 between QuorTech and Phone1. (20)

10.43

Promissory Note dated May 8, 2001 in the amount of $1,250,000. (20)

10.44

Promissory Note dated June 6, 2001 in the amount of $1,200,000. (20)

10.45

Promissory Note dated July 16, 2001 in the amount of $2,000,000. (20)

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

10.49

Loan agreement dated April 29, 2002 by and between Phone1, Inc. and Eagle National Bank of Miami. (20)

10.50

Loan Agreement dated May 30, 2002 by and between Phone1, Inc. and Eagle National Bank of Miami. (20)

10.51

Amendment to Overdraft Loan Facility dated as of July 8, 2002 by and between Phone1, Inc. and GNB Bank (Panama) S.A., increasing the Overdraft Facility to $6,000,000. (3)(19)

10.52

Amendment to Overdraft Loan Facility dated as of July 16, 2002 by and between Phone1, Inc. and GNB Bank (Panama) S.A., increasing an Overdraft Facility to $9,000,000. (3)(19)

10.53

Agreement dated as of July 28, 2002 by and between Phone1, Inc. and Telesector Resource Group, Inc. for 1+ International Sent Paid Service. (3)(19)

10.54

Reseller Agreement dated as of January 14, 2002, as amended June 25, 2002, by and between Phone1, Inc. and Sprint. (3)(19)

10.55

Phone1 Independent Agent Agreement dated as of July 1, 2002, by and between Phone1, Inc. and Qwest Interpsie America. (3)(19)

10.56

Exclusive Reseller Agreement dated July 24, 2001 by and between Protel, Inc. and Phone1, Inc. (3)(19)

10.57

Loan Agreement dated September 30, 2002, among Phone1, Inc., Phone1Globalwide, Inc., Globaltron Communications Corporation and GNB Bank Panama S.A. (21)

10.58

Security Agreement dated September 30, 2002, among Phone1, Inc., Phone1Globalwide, Inc., Globaltron Communications Corporation and GNB Bank Panama S.A. (21)

10.59

Promissory Note dated September 30, 2002, in the original principal amount of $20 million issued to GNB Bank Panama, S.A. (21)

10.60

Agreement dated October 15, 2002 between Phone1, Inc. and Via One Telecommunications, Inc. (22)

10.61

Loan Agreement dated November 26, 2002, among Phone1, Inc., Phone1Globalwide, Inc., Globaltron Communications Corporation and GNB Bank Panama S.A. (23)

10.62

Security Agreement dated November 26, 2002, among Phone1, Inc., Phone1Globalwide, Inc., Globaltron Communications Corporation and GNB Bank Panama S.A. (23)

10.63

Promissory Note in the original principal amount of $5 million issued to GNB Bank Panama, S.A. (23)

10.64

Letter dated November 27, 2002, from GNB Bank Panama S.A. notifying Phone1, Inc. that it is not accelerating the maturity date of the $20 Million Loan. (23)

10.65

Sent Paid Services Agreement From SBC Pay Phones dated December 10, 2002, among Phone1, Inc. and SBC Services, Inc. (19)(24)

10.66

Conversion Notice sent by GNB Bank Panama S.A. to Phone1, Inc., Phone1Globalwide, Inc. and Globaltron Communications Corporation. (25)

10.67

Promissory Note in the principal amount of $10 million issued to GNB Bank Panama S.A. which replaces the original Promissory Note issued to GNB Bank Panama S.A. pursuant to the Loan Agreement dated September 30, 2002 among Phone1, Inc., Phone1Globalwide, Inc., Globaltron Communications Corporation and GNB Bank Panama S.A. (25)

10.68

Employment Agreement dated November 21, 2002, between Phone1Globalwide, Inc. and Syed Naqvi, as amended effective January 1, 2003.

10.69

Employment Agreement dated December 4, 2002, between Phone1Globalwide, Inc. and Dario Echeverry, as amended effective January 1, 2003.

__________

(1) Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission on January 31, 2000.

(2) Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333- 5188-A), as filed with and declared effective by the Commission on October 10, 1997.

(3) Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB (File No. 333- 5188-A), filed with the Commission on August 14, 2002.

(4) Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission on March 20, 2000.

(5) Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000 (File No. 333- 5188-A), filed with the Commission on August 25, 2000 as amended on August 28, 2000.

(6) Filed as an exhibit to the Company’s Current Report on Form 8-K/A (File No. 333-05188-A), as filed with the Securities and Exchange Commission on October 11, 2000.

(7) Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission on October 13, 2000.

(8) Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission on December 18, 2000.

(9) Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission on December 18, 2000.

(10) Filed as an exhibit to the Company’s Current Report on Form 8-K/A (File No. 333-05188-A), as filed with the Securities and Exchange Commission on December 18, 2000.

(11) Filed as an exhibit to the Company’s Current Report on Form 8-K/A (File No. 333-05188-A), as filed with the Securities and Exchange Commission on December 18, 2000.

(12) Filed as an exhibit to the Company’s Definitive Information Statement on Form 14C (File No. 333-05188-A), as filed with the Securities and Exchange Commission on October 16, 2000.

(13) Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB (File No. 333-05188-A), as filed with the Securities and Exchange Commission on February 20, 2001.

(14) Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission on May 15, 2001, as amended on May 22, 2001.

(15) Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 333-05188-A).

(16) Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB (File No. 333-05188-A), as filed with the Securities and Exchange Commission on November 14, 2001.

(17) Filed as an exhibit to the Company’s Annual Report on Form 10-KSB (File No. 333-05188-A), as filed with the Securities and Exchange Commission on June 29, 200l.

(18) Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB (File No. 333-05188-A), as filed with the Securities and Exchange Commission on February 13, 2002.

(19) Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

(20) Filed as an exhibit to the Company’s Annual Report on Form 10-KSB (File No. 333-05188-A) as filed with the Securities and Exchange Commission on July 1, 2002.

(21) Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission on October 11, 2002.

(22) Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB (File No. 333-05188-A), as filed with the Securities and Exchange Commission on October 11, 2002.

(23) Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission filed on December 11, 2002.

(24) Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission filed on December 17, 2002.

(25) Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission filed on December 24, 2002.

(b)

Reports on Form 8-K.

(i)

On October 11, 2002, the Company filed a Current Report on Form 8-K to report that the Company had entered into a Loan Agreement and related Promissory Note and Security Agreement in connection with the restructuring of a $20 million credit facility with GNB Bank Panama S.A.

(ii)

On October 14, 2002, the Company filed a Current Report on Form 8-K to file, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the certifications of the Company’s Chief Executive Officer and its Chief Financial Officer, included in the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002.

(iii)

On December 11, 2002, the Company filed a Current Report on Form 8-K to report that the Company had entered into a Loan Agreement and related Promissory Note and Security Agreement in connection with a $5 million loan from GNB Bank Panama S.A.

(iv)

On December 17, 2002, the Company filed a Current Report on Form 8-K to report that the Company had entered into a Sent Paid Services Agreement From SBC Pay Phones with SBC Services, Inc.

(v)

On December 24, 2002, the Company filed a Current Report on Form 8-K to report that GNB Bank Panama S.A. had converted $10 million of indebtedness of the Company arising under the $20 million credit facility with GNB Bank Panama S.A. into an aggregate of 25 million shares of common stock.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 12, 2003

PHONE1GLOBALWIDE, INC.

By:

/s/ DARIO ECHEVERRY

Dario Echeverry

Chief Executive Officer

By:

/s/ SYED NAQVI

Syed Naqvi

Chief Financial Officer

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

I, Dario Echeverry, Chief Executive Officer of Phone1Globalwide, Inc., certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Phone1Globalwide, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; and

4.

The registrant’s other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

/s/ DARIO ECHEVERRY

Name: Dario Echeverry

Title: Chief Executive Officer

CERTIFICATE OF CHIEF FINANCIAL OFFICER

I, Syed Naqvi, Chief Financial Officer of Phone1Globalwide, Inc., certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Phone1Globalwide, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; and

4.

The registrant’s other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

/s/ SYED NAQVI

Name: Syed Naqvi

Title: Chief Financial Officer