Form 10KSB
period 2003-03-31
PHONE1GLOBALWIDE INC
filed 2003-06-30
CIK 1017837

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

PHONE1GLOBALWIDE, INC.

(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation)	333-05188-A (Commission File No.)	65-0669842 (IRS Employer Identification No.)

100 N. Biscayne Blvd., Suite 2500

Miami, Florida  33132

(Address of principal executive offices, Zip Code)

(305) 371-3300

(Issuer’s Telephone Number, including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title of class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ]     No [X]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant on June 24, 2003 computed by reference to the average bid and asked prices of such stock:  $18,410,744.

Note:  If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 80,082,191 shares of Common Stock, $.001 par value (as of June24, 2003).

Transitional Small Business Disclosure Format (check one):  Yes [   ]     No [X]

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Registrant’s definitive proxy or information statement to be filed not later than July 29, 2003 are hereby incorporated by reference into Part III of this Report.

ii

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Sections of this Form 10-KSB, including the Management's Discussion and Analysis of Financial Condition or Plan of Operation, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. This report contains forward-looking statements that address, among other things,

•

our business and financing plans,

•

regulatory environments in which we operate or plan to operate, and

•

trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations, roll out of products and services and acquisition opportunities.

Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

•

our ability to raise capital,

•

our ability obtain and retain distribution for our products and services,

•

our ability to roll out products and services,

•

our ability to provide our products and services at competitive rates,

•

our ability to execute our business strategy in a very competitive environment,

•

our degree of financial leverage,

•

risks associated with our acquiring and integrating companies into our own,

•

risks associated with rolling out products and services,

•

risks relating to rapidly developing technology and providing services over the Internet;

•

regulatory considerations and risks related to international economies,

•

risks related to market acceptance and demand for our products and services,

•

our dependence on third party suppliers and technology developers,

•

the impact of competitive services,

•

risks associated with economic conditions and continued weakness in the U. S. securities market,

•

other risks referenced from time to time in our SEC filings.

With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, the Company cautions that, while it believes such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We do not undertake any obligations to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect unanticipated events that may occur.

iii

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

BACKGROUND

We were initially organized on May 17, 1996 in Florida, under the name Win-Gate Equity Group, Inc., for the purposes of locating and effecting business combinations with existing business. On January 21, 2000, we consummated a stock purchase agreement with all of the shareholders of Globaltron Communications Corporation, a Delaware corporation (“GCC”) whereby we acquired 100% of the outstanding GCC shares. As a result, GCC became a wholly owned subsidiary of Win-Gate Equity Group, Inc. On November 17, 2000, we changed our name from Win-Gate Equity Group, Inc. to Globaltron Corporation. Our trading symbol also changed to GBCP.OB from WGEG.OB on January 19, 2001. On June 13, 2001, we consummated a stock purchase agreement with all of the shareholders of Phone1, Inc, a Florida corporation (“Phone1”), whereby we acquired 100% of the outstanding Phone1 shares. As a result, Phone1 became a wholly owned subsidiary of Globaltron Corporation. On September 25, 2001, we changed our name to Phone1Globalwide and reincorporated as a Delaware corporation. Our trading symbol changed to PHGW.OB from GBCP.OB. On November 16, 2001, the Company entered into a joint venture agreement with MTG Interconnection LC (MTG), a Florida limited liability company, to form Phone1 Smart, LLC, a Delaware limited liability company. The Company owns 51% of Phone1 Smart. Unless we expressly state otherwise, when we refer to us or we or the Company or Phone1Globalwide, we include each of our subsidiaries.

Our executive office is located at 100 North Biscayne Boulevard, Suite 2500, Miami, Florida 33132 and our telephone number is (305) 371-3300.

OVERVIEW

We operate in two basic business areas.

The first business is as a wholesale carrier of telephone traffic to United States based local and long distance (domestic and international) companies to termination points within and without the United States. We currently have two main switch facilities, one located in New York and the other in Miami, Florida. The two locations are interconnected by a backbone with different vendors for redundancy purposes. The switches support different types of signaling to accommodate our customers and vendors. The compression and circuit emulation equipment is capable of delivering voice-over IP protocols. Additionally, we maintain operating agreements that enable us to deliver services in various countries throughout the world using third party networks. This business is conducted primarily through GCC.

The second business area, where the Company has been concentrating its resources since the third quarter of 2001, is as a marketing, technology research and development company, carrier, reseller and service provider using the network of our GCC subsidiary to deliver services to consumers through payphones owned and operated by third parties. This business is conducted by Phone1, Inc. ("Phone1"), a wholly owned subsidiary of the Company acquired in June 2001 for 12.0 million restricted shares of our common stock and assumption of debt. The core product of Phone1 consists of direct dialed domestic and international long distance calls to most countries in the world for $.25 to $1.00. Each call is rated or priced by a preset pricing structure consisting of a number of minutes for the destination dialed by the customer. The consumer simply dials 011, the country code and destination for international calls and 1+ the number for domestic calls. Prior to depositing the coins a voice prompt tells the customer how many minutes they will be able to talk for the amount deposited. The call is routed to the Company's platform, which provides fraud detection and prevention as well as generates call detail records. The platform then processes the call and switches it to the Company's network. The Company is inter-connected with several major carriers as well as carrier service providers to specific countries. This allows the Company to provide competitive pricing to the consumer or customer using the service. The customer recognizes the service availability by the Company's bright yellow signature handset installed on the payphone.

As of March 31, 2003, approximately 30,000 smart payphones had been enabled to provide Phone1’s service in Florida, New York, California and certain other states, which were operated by independent phone companies as well as Regional Bell Operating Companies (RBOC). Our business plan contemplates rolling out the service nationwide, utilizing the Company's existing VOIP/ATM switching networks as well as other third party telecommunication providers.

STRATEGY

We intend to capitalize on the rapidly increasing immigrant population in the United States, initially focusing on immigrants from Mexico, Central & South America and the Caribbean region. The population of those areas is one of the fastest growing segments of immigrants in the United States. Our goal is to provide both international and domestic long distance services through Phone1-enabled payphones at competitive rates to such immigrants living in the United States. Phone1 intends to capture a large portion of the calls from payphones made by these immigrants through its local brand-awareness campaigns which include the following elements:

•

Yellow handsets co-branded with some of our telephone customers' logos. A distinctive yellow handset with the bright green Phone1 logo complimented by some of our customer's logo calls attention to our phone services and communicates to consumers immediately that a particular phone is Phone1-enabled.

•

Point of Sales (POS) material. Phone1 provides colorful point-of-sales material at the phone site advertising Phone1 services and in some cases provides rate information for the end-user.

•

Media support. Phone1 develops launch advertising on radio and television as well as in newspapers and on mass transit displays (e.g., buses, subways, etc.) in support of Phone1 initiated services for its customers.

•

Personal assistance. Phone1 stages sales assistance around new Phone1-enabled sites and helps consumers understand how to use the service, emphasizing the simplicity and inexpensive cost of the service.

•

Caller support center. Phone1 maintains a call center to handle any complaints or phone outage problems.

•

Call database. Phone1 captures detailed call records and analyzes the information to help its customers fine-tune the service offerings to various countries and manage rate plans.

INDUSTRY OVERVIEW

COMPONENTS OF A LONG DISTANCE TELEPHONE CALL

A long distance telephone call consists of three parts:

1. Origination;

2. Transport; and

3. Termination.

Generally, a long distance call originates on a local exchange network or a leased line and is transported to a network of long distance carriers. The call is then carried along the long distance network to another local exchange network where the call is terminated. An international long distance call is similar to a national long distance call, but typically involves at least two traditional long distance carriers. The first carrier transports the call from the country of origination and the second carrier terminates the call in the country of termination. The two companies may be operating companies within a group or under common ownership. The international long distance telecommunications services industry consists of all transmissions of voice and data that originate in one country and terminate in another.

CHANGES AND GROWTH STRATEGIES IN THE INDUSTRY

The telecommunications industry has undergone a period of fundamental change, which has resulted in a growth in international telecommunications traffic. The strong growth experienced in the international telecommunications market is driven principally by the following factors:

•

Increases in the availability of telephones and the number of access lines in service around the world, stimulated by technological advancements.

•

Opening of overseas telecommunications markets due to deregulation and the privatization of government-owned monopoly carriers, permitting the emergence of new carriers.

•

Increase globalization of commerce, trade and travel, which is creating increased communications needs.

•

Reduction of international long distance rates, which is making international calling available to a much larger customer base and stimulating increasing traffic volumes.

•

Increased availability and quality of digital undersea fiber optic cable, which has enabled long distance carriers to improve the quality of their service while reducing customer access cost.

•

Increased immigration patterns and foreign visitors to the United States.

PAYPHONE INDUSTRY OVERVIEW AND CURRENT TRENDS

According to industry sources there are approximately 1.6 to 2 million payphones in the United States. The major telecommunications companies including Verizon, SBC, AT&T, Sprint, Qwest, Cincinnati Bell and Bell South dominate the payphone market, and operate a majority of the payphones in the United States. The remaining payphones are managed and often-times owned by Independent Payphone Operators ("IPPs").

At the time of the divestiture of AT&T, the Federal Communications Commission (“FCC”) opened the public communications arena to individuals and companies to provide payphone services. Over the years, the FCC enacted rules to encourage payphone expansion to meet the social needs of lower income people. As competition intensified as a result of the 1996 Telecommunications Act margins were squeezed for IPPs, wireless access became a substitute product for those capable of paying for it and thereby encroached on the payphone access market as well. Finally, prepaid calling cards gained popularity and further eroded margins for payphone owners. The result has been a lack of growth in the number of payphones and a lack of investment in the market. Fraud also created serious problems for payphone owners, resulting in the near elimination of coin-operated international calls.

Phone1 has sought to address the industry problems by developing simple pricing formats - a call for $.25 to $1 in coins for from one to ten minutes. There are no hidden charges or fees for the consumer as is the case with many alternative payphone services such as calling cards. The Phone1 program does not require continuous high distribution costs - Phone1 seeks to make use of efficient media and point of sale (“POS”) materials to create consumer awareness. Payphones on which Phone1’s service is available continue to be operated and maintained by the payphone operators. The payphone owner is responsible for installation of signage and the branded bright yellow handset that is present on almost all payphones on which Phone1’s service is offered. The standard Phone1 agreement permits payphone owners to collect their revenues immediately, unlike dial around revenues which may or may not be paid, and which typically take substantially longer to collect. We believe this puts Phone1 in a superior position from its competition.

SERVICES

SWITCHED VOICE SERVICES

Through our VoIP network, we offer carriers a low-cost, high quality, alternative for the transport and termination of voice and data communications. We generate revenue from carriers through the sale of access to our network, via voice-over IP (VoIP) interconnect, and through call termination charges. We sell access to our network to traditional circuit-switch carriers, and also to other VoIP carriers via what we call a VoIP interconnect. Through VoIP interconnect, we link our VoIP network with other VoIP carriers' networks, and then buy and sell minutes to and from these carriers. With little capital expense, this linking of networks allows us to reduce termination costs, increases the number of termination destinations available for us to resell and expands our customer base. It is also easier and less expensive for us to support VoIP networks than traditional networks.

Our carrier partners gain access to our network through a carrier network interconnect. We currently have two main switch facilities, one located in New York and the other in Miami, Florida. The two locations are interconnected by a backbone with different vendors for redundancy purposes. The switches support different types of signaling to accommodate our customers and vendors. Additionally, we maintain operating agreements that enable us to deliver services in various countries throughout the world using third party networks.

Our switch facilities process long distance calls as arbitrage sales or carrier sales. Arbitrage sales occur when the Company transports an international long distance call to a foreign destination where the Company does not maintain a facility. In these cases, the Company transports the call to the foreign destination based upon agreements between the Company and various third party telecommunications carriers. Carrier sales occur when the Company transports an international long distance call to a foreign destination where the Company maintains a facility. During the fiscal years ended March 31, 2003 and 2002 the Company operated foreign facilities in Brazil. The Company ceased operation of its foreign facilities in the first quarter of the year ended March 31, 2003 due to the high cost of maintaining overseas facilities, pricing pressures and lack of profitability.

PHONE1 SERVICES

Through our wholly-owned subsidiary, Phone1, we offer domestic and international long distance, inclusive of Canada, telephone calls from third party owned payphones in the United States at competitive consumer rates. The core product consists of direct dialed international and domestic long distance calls for the amount deposited to most countries in the world. Each call is rated or priced by a preset pricing structure consisting of a number of minutes for the destination dialed by the customer. The consumer simply dials 011, the country code and destination for international calls and 1+ the number for domestic calls. Prior to depositing the coins a voice prompt tells the customer how many minutes they will be able to talk for the amount requested. The call is routed to the Company's platform, which provides fraud detection and prevention as well as generates call detail records (CDR). The platform then processes the call and switches it to the Company's network. The Company is inter-connected with several major carriers such as Global Crossing, as well as other carrier service providers to specific countries. This allows the Company to provide competitive pricing to the consumer or customer using the service.

PHONE1 TECHNOLOGY

Phone1 realized through market tests that calls cannot be efficiently made directly from payphones with coins because of various fraud issues and antiquated technology. The Company and third party design teams developed exclusive firmware and software versions for smart payphones to enable the service. Although there can be no assurance that the Company will be able to obtain patents, certain aspects of the technology developed by the Company have patent pending status.

Smart Phones and Dumb Phones

Pay telephones are generally classified as “smart” phones and “dumb” phones. The difference between the two primarily relates to computer chip technology and a microprocessor with memory which is incorporated into smart phones that enables them to perform functions that dumb phones cannot perform.

Smart payphones have an internal processor for recognizing the type of call (whether local or long distance) and from a programmable rate table determine the amount to charge. Previously existing smart phone technology limited the number of destinations that could be programmed for different rate treatment to as few as nine. This limited the capacity to permit different pricing to destinations throughout the world. In most instances it has voice capability that plays a voice prompt telling the customer how much money to deposit. It monitors the coin deposited and if satisfied follows the predefined programming to place the call. It has the means of determining complete and incomplete calls based on standard protocols in communications. It also controls the collection or refund of coin. Smart phones are typically line powered via the voltage from the phone line with battery back up or AC power. Smart phones include memory capacity that is managed with a simple personal computer (PC) and a modem connection.

Smart phone technology involves the use of proprietary methods of answer supervision and answer detection necessary to validate the call being answered by the person called from the Company's platform. In the past, due to the non standard ring cadence and system messages that vary throughout the world, the existing technology in the payphones did not recognize an answered call correctly 100 percent of the time and oftentimes collected the coins deposited when a call was not answered. These functions are now performed reliably by the Company's platform software and switches, which process the call, detects the coins deposited and serves to curtail fraud. The Company’s platform performs these functions and signals the payphone to either collect or refund the coins that are deposited. The Company has the ability to set predetermine caps or limitations based on the phone number initiating the call. This limits the Company's exposure to the possibility of fraud.

Many technical issues had to be confronted and addressed to curtail fraud. In the past, payphone operators trying to provide an international service would find on their monthly phone bill, calls with no money in the coin box. This type of fraud can be perpetrated by “clipping on,” or modifying existing phone wiring to bypass an unsuspecting operators’ service. In order to prevent clipping on, the operator had no alternative except to block international calls. In collaboration with smart phone manufacturers, the Company developed technology that allows 011 international calls to be blocked at the central office level. This is basically accomplished via access numbers and pin numbers being preprogrammed into the smart phone, which interact with the Company's platform in order for the call to be placed. This process is transparent to the customer. They simply dial direct and deposit the coins. After the payphone communicates with our platform, the user hears the call progress tones, such as ring back or busy signals. This technology was previously available, but not used because the service to prevent fraud and the capacity to rate multiple destinations did not exist. To our knowledge, only payphones enabled with our specially designed versions of firmware and software are capable of performing all of these functions.

As more fully described below, Phone1 is developing an expanded capability to provide platform services for "dumb phones". We have successfully developed and tested a beta version of both the software to operate our platform and a daughter board to be installed in each dumb phone that will serve as the interface between the existing dumb phone and our platform. Currently, Phone1's market is limited to customers that use smart technology. Dumb phones need Phone1's platform-driven enhancements since there is no microprocessor included in the phone. As the Company developed the technique for the service on smart phones regional bell operating companies (RBOC) and smaller telephone operators have entered into agreements with the Company to offer Phone1’s service from their payphones. With a few exceptions these companies use a much older technology that is commonly referred to as Dumb Phones. These network controlled dumb payphones require the use and interconnection of technologically antiquated systems from every central office throughout the country. This network has basically been in place since the 1960's. The last major upgrade to dumb phones was the replacement of the rotary dial to push button keypad and/or volume control.

For dumb phones, the method of rating the call and announcing how much money to deposit for a specified number of minutes occurred at a rating platform, or TOPS. Many times these calls are routed to expensive live operators to listen for the coin tones that are produced when the coin is deposited or by a signaling system specifically designed for coin sent paid calls. This cost prohibitive system was scheduled to be uninstalled during the past year beginning in September of 2002. Consequently, dumb phone operators must provide this service themselves through their own TOPS which are costly to develop and maintain, or find another solution. Many dumb payphones currently in operation can only provide local call services with coins.

The Company is in the process of testing its proprietary technology, designated by the Company as “Reduced Dumb Set Interface Board” which will allow for the rating of domestic long distance calls from the dumb phones as well as 011 international calls. If testing is successful, such a technological innovation could effectively double the market size of the Phone1 platform and provide our customers with the functionality of a smart phone. It would also further aid our customers in avoiding costly phone upgrades to the smart technology. Currently, Phone1, in conjunction with third party engineers and developers, is completing development of its dumb phone technology. The Company has successfully completed preliminary testing of this technology. Third-party validation of the technology is expected to commence during the third quarter of fiscal 2003 and field testing is expected to commence following completion of third party validation. However, there can be no assurance that third-party validation or field testing will be successful.

For each of the two years ended March 31, 2003 and 2002, the Company expended approximately $750,000 and $100,000, respectively, on research and development activities. As of March 31, 2003 and 2002, approximately $235,000 and $42,000, was included in general and administrative expenses respectively. The remaining amounts not expensed were capitalized in property and equipment.

Development Agreements with Third Parties

Protel is a leading manufacturer of smart payphone technology located in Lakeland, Florida. Our July 24, 2001 agreement with Protel, which is for an initial term of five years with one five year renewal term, relates to the installation of our proprietary firmware in Protel smart phones that allows for an increase, from nine to 290, in the number of country codes that can be defined and rated or priced differently. Under the agreement with Protel, our firmware can be installed exclusively in Protel smart phones owned by telephone operators with whom we have an agreement to provide Phone1 services. The Protel agreement also grants us the exclusive right to commercially deploy in Protel smart phones owned by telephone operators with whom we have an agreement to provide Phone1 services, proprietary answer detection (a method of signaling) capability. This function enables the customer to hear the ringing or busy signal as the call progresses, and thereby aids in customer satisfaction when collecting or refunding the coins deposited. It also controls the duration period of each deposit for compatibility with Phone1’s billing platform. We are advised that there are currently approximately 650,000 Protel brand smart payphones deployed in the United States.

QuorTech Solutions, Inc. is a Delaware company with manufacturing facilities in Bradenton, Florida. In June 2002, we entered into an agreement with QuorTech, for an initial term of three years with successive one year renewals, to exclusively license a specially developed software version of Quortech's family of products. The software is to be used in routing international coin type calls to the Company's platform. The proprietary version of the software specially designed for us includes enhancements that increase the rating table for international calls to at least 100 destinations at different rates and incorporate answer detection capability from our platform, as well as provide a precise call duration control for billing purposes. We intend to install the software in payphones that incorporate QuorTech’s technology and are owned by telephone operators with whom we have an agreement to provide Phone1 services. We are advised that there are currently over 800,000 payphones installed throughout the United States and Canada that incorporate QuorTech technology.

We have also entered into several agreements for services to be provided by third-party software engineers, designers and consultants. We have entered into a license agreement, under which the licensor has agreed to develop and license to us, on an exclusive basis, custom designed scripts to be embedded in the licensor’s software program, which provides switch control to interact with the protocols of the public network and our daughter board. The scripts control the sequence dialed out by the payphone in a specific cadence, validate the phone number from where the call is being placed. The scripts are configured to provide voice prompts requesting the correct amount of coins for the destination dialed, sense the coins deposited and provide the appropriate coin collection phone to our daughter board. Once accepted and fully paid for, the license agreement provides that we will acquire an exclusive, perpetual, world-wide license for the scripts. The software in which the scripts are embedded remain the sole property of the licensor, however, the licensor may not use the software that includes our scripts, for itself or for the benefit of any other person. On April 15, 2002, we also entered into an agreement with a third-party telecommunications engineering firm, and its principal owner, to provide us with engineering and consulting services relating to design of the daughter board that is to be installed in each dumb phone offering Phone1 services. The daughter board that will serve as the interface between the existing dumb phone and our platform

While our development partners are not the only providers that we could have selected to provide their services to us, we chose them due to their presence in the marketplace and our belief that they possess the necessary expertise to provide technology development services of the type we require. We have devoted considerable time and expense to develop our technology in conjunction with these providers and if one or all of these providers was no longer able to service our needs, we would incur substantial time and expense to replace them and our business could be materially and adversely affected thereby.

DOMESTIC PARTNERS

We have signed a number of agreements with major payphone service providers, as more fully described below. Each of these agreements calls for the rollout of our Phone1 service over various periods of time. The Company anticipates that it will need to raise substantial additional capital in order to achieve the rollout of its products as contemplated by these agreements.

On July 29, 2002 we signed an agreement with Telesector Resources Group, Inc. d/b/a/ Verizon Network services. Under the agreement we provide Phone1 services to customers using Verizon public telephones, including a substantial presence in New York, New York. Subject to certain earlier events of termination, the agreement has a term of three years. We commenced roll out of the Phone1 services with Verizon during the quarter ending December 31, 2002.

We have also signed agreements with two other major telecom providers, Qwest Interprise America (July 2002) and Sprint Payphone Services (January 2002). Under these agreements, Phone1’s services are available on designated payphones to customers of these providers. Subject to certain earlier events of termination, each of these agreements has a term of three years. The Company commenced roll out of services under its agreement with Sprint during the quarter ending December 31, 2002. The roll out of services under our agreement with Qwest is currently planned for the quarter ending September 30, 2003.

On December 10, 2002, Phone1 entered into an agreement with SBC Services, Inc., which, when fully implemented, will permit Phone1 to offer its “call anywhere in the world for $1.00” service, as well as domestic long distance pay telephone service, from SBC pay telephones located in 13 states in the United States. The initial term of the agreement is three years, with up to three one year renewal terms unless either party elects not to renew. Subject to SBC’s acceptance of an upgrade solution being developed by Phone1, and installation of the upgrade on SBC phones, the SBC Agreement targets 200,000 SBC phones to be enabled to offer Phone1 services. On April 1, 2003, Phone1 entered into an amendment (the “Amendment”) to the SBC Agreement. The Amendment accelerates deployment of Phone1’s services on up to 50,000 pay phones to be designated by SBC by providing that those phones be fitted with a hardware upgrade that will permit them to benefit from the full range of domestic and international long distance services provided by Phone1. The 50,000 phones are part of the 200,000 SBC pay phones targeted under the SBC Agreement.

SALES AND MARKETING

Our sales and marketing approach is to build long-term business relationships with customers. We currently have a staff of one person coordinating our wholesale carrier business. We plan to hire an additional person in the near future. Sales personnel locate potential business customers by several methods, including customer referral, market research, cold-calling, and networking alliances.

On the Phone1 side, there are three people that are servicing the sales and marketing of that business. They primarily focus on the regional bell operating companies and approximately 50 major independent payphone operators.

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

We compete in the international telecommunications market, based on price, customer service, transmission quality, and breadth of service offerings. Our competitors include large, facilities-based, multinational carriers and smaller facilities-based long distance service providers and pre-paid phone cards. We cannot assure anyone that we will be able to effectively compete in any of our target market areas or for targeted services, which could adversely affect our plan of operations, business, and operating results.

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

International Long Distance Service Competition

Prices for international long distance calls are determined in part by international settlement rates, which are the rates that a carrier (often a PTT) charges to terminate an international call in its home country. While the industry has experienced a reduction in settlement rates for a variety of reasons inclusive of regulating limitations, this area of competition in the international long distance business does not directly affect us because we no longer maintain or provide direct routes from the United States to foreign countries. At the present time, the Company uses third party telecommunications carriers for international termination call services.

Competition in the Prepaid Call Card Industry

The prepaid calling card industry is extremely competitive, and we expect competition to increase in the future. We estimate there are over 100 companies offering prepaid calling cards in the United States. While the prepaid card industry is highly price competitive, in our judgment, our product offers better convenience and reliability to the customer.

EMPLOYEES

As of March 31, 2003, the Company employed 31 individuals on a full time basis. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. None of our employees is subject to a collective bargaining agreement. We believe that our Company's relations with employees are good.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company's corporate headquarters and principal executive offices and network operations center is located at 100 North Biscayne Blvd., Miami, Florida, where we occupy approximately 12,980 square feet under a lease that expires in November 2009. Annual rentals are as follows:

Lease Year

Annual Rental

One

$311,520

Two

$323,980

Three

$336,960

Four

$350,460

Five

$364,478

Six

$379,016

Seven

$394,202

Eight

$409,908

Nine

$426,393

The Company also pays certain pass-through expenses. On April 21, 2003, the Company filed suit against the landlord of this property seeking a determination that the Company had been constructively evicted from the premises due to inadequate ventilation and poor air quality. Please refer to “Item 3. Legal Proceedings” below for additional information. The relocation of our offices could disrupt our business and materially and adversely affect our operations.

The Company's corporate headquarters and principal executive office was previously located in New York, New York, where it had occupied approximately 4,749 square feet under a lease that expires in July 2010. The Company entered into sublease agreement with a third party to occupy this facility. This sublease agreement is set to expire in July 2010.

We also lease co-location space for our telephonic switching equipment in New York. Currently, the lease cost incurred by us for such space in New York City is $19,200 per month.

ITEM 3.

LEGAL PROCEEDINGS

Spitfire Merchants, Ltd. v. Globaltron Corporation f/k/a Win-Gate Equity Group, Inc., n/k/a Phone1 Globalwide, Inc. was filed in June 5, 2001 in the Eleventh Judicial Circuit Court in and for Miami-Dade County, Florida. The lawsuit seeks damages for alleged breach of contract in connection with the purchase of shares in Globaltron Corporation, a former name of Phone1Globalwide, Inc. Spitfire alleges that it was not given the correct amount of shares and that some of the shares it received were restricted, allegedly in violation of Spitfire's subscription agreement with Globaltron. Spitfire has sought damages in excess of $1,000,000.00, which is disputed by the Company. In its answer, the Company asserted the affirmative defenses of failure to mitigate damages and failure of consideration. In February 2002, the Company responded to discovery propounded by Spitfire. Spitfire has served notice that it is ready for trial, however the Company intends to conduct discovery and has served notice of deposition on several persons.

Daleen Technologies, Inc. v. Phone1, Inc. and Globaltron Communications Corporation was filed on April 1, 2002 in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida. Daleen seeks damages in the approximate amount of $700,000.00 for alleged breach of a software license agreement, specifically payment of monthly licensing and maintenance fees. Phone1 denied the allegations and filed a counterclaim against Daleen seeking damages for breach of the software license agreement, breach of express warranty, breach of an implied warranty of fitness for a particular purpose, money had and received, and unjust enrichment. Phone1is seeking damages in excess of $1,000,000.00, which sum is comprised of (1) a refund of approximately $520,000.00 for licensing fees paid to Daleen, and (2) $500,000.00, representing the amounts paid by Phone1 to a third party to assist in implementing and hosting the software licensed from Daleen. Daleen later amended its complaint to add Globaltron Communications Corporation as a defendant, and to add additional claims against Phone1. Phone1 and GCC answered the amended complaint, denied the allegations and asserted affirmative defenses. Phone1 and GCC recently amended their counterclaim to add claims (a) to reform the license agreement to conform to the parties’ understanding regarding GCC’s use of the software and (b) for declaratory judgment regarding the same issue. Daleen answered the amended complaint, denied the allegations and asserted affirmative defenses. The case is currently on the court’s September/October 2003 trial calendar.

Eric Frizza v. Phone1, Inc., Dario Echeverry, et al. was filed on March 14, 2002, in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, seeking declaratory relief and damages for breach of contract in connection with Mr. Frizza’s alleged 1.5% equity interest in Phone1. Both Phone1 and Echeverry filed answers denying that Frizza was entitled to any relief, other than payment he has already been paid for various services he performed for Phone1. Initial requests for production propounded to Echeverry have been answered. Thereafter, an order was entered requiring Frizza to show cause why the case should not be dismissed for failure to prosecute the claims. Although Frizza failed to file any response to that order, no action has been taken by the Court to date.

Fire Sign, Inc. v. Phone1, Inc.: In July 2002, Fire Sign, Inc. sought an injunction in the Southern District of Florida against Phone1, Inc., asserting claims of copyright infringement as to certain designs Fire Sign alleged that it created for Phone1. Phone1 moved to stay the case pending arbitration of Fire Sign’s claims, basing its argument for arbitration on the language contained in the agreements between the parties. The court granted Phone1's motion to stay and Fire Sign filed a demand for arbitration with the American Arbitration Association. Phone1 answered the demand to arbitrate, denied the allegations and asserted affirmative defenses. Fire Sign has quantified its damages at $805,995, exclusive of attorneys’ fees and costs. The final hearing on this arbitration is scheduled to begin on September 22, 2003. Phone1recently filed a motion requesting summary disposition of Fire Sign’s claims before the final hearing. The arbitrator has not yet ruled on Phone1’s motion for summary disposition.

Globaltron Communications Corporation vs NWT Partners, Ltd. was filed on April 21, 2003, in Miami-Dade County Circuit Court (Case N0. 03-9655 CA 09), seeking a determination that GCC has been constructively evicted from its offices on the  25th floor of 100 N. Biscayne Blvd., Miami, Florida, due to poor ventilation and air quality. GCC also seeks damages for breach of lease and a declaratory judgment that, as a result of the constructive eviction, the lease for such space is terminated. Suit was filed following repeated complaints by GCC of air quality problems and the failure of the landlord to take corrective action. The suit is supported by an independent evaluation performed by GCC’s environmental expert, concluding, among other things, that a lack of adequate ventilation in the premises has caused the poor air quality. GCC has withheld payment of rent in accordance with Florida Statute Section 83.201, however, in accordance with a Court order rent is currently being paid into the Court Registry. The landlord has denied GCC’s claims and has brought a separate action under the caption NWT Partners, Ltd. v. Globaltron Communications Corporation et al. in Miami-Dade County Court (Case No. 03-7563-CC-01) seeking to evict GCC from the premises and damages for GCC’s alleged breach of lease resulting from its failure to pay rent. The landlord is seeking future rent payments over the balance of the lease term. The landlord’s case has been transferred to the Court hearing GCC’s constructive eviction claim, and a motion to consolidate the two cases is being prepared.

The Company is involved in various lawsuits, either as plaintiff or defendant, and is the subject of various claims, in the ordinary course of business. In the opinion of management, the outcome of these lawsuits and claims will not have a material impact on the Company’s consolidated financial statements.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

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

Period

High

Low

April 1, 2001 – June 30, 2001

$2.66

$1.00

July 1, 2001 – September 30, 2001

$2.49

$0.77

October 1, 2001 – December 31, 2001

$1.85

$0.87

January 1, 2002 – March 31, 2002

$1.30

$0.80

April 1, 2002 – June 30, 2002

$1.40

$0.22

July 1, 2002 – September 30, 2002

$0.50

$0.11

October 1, 2002 – December 31, 2002

$1.04

$0.11

January 1, 2003 – March 31, 2003

$1.01

$0.58

At June 19, 2003, there were approximately 76 shareholders of record of our Common Stock. Many of our shares are held in “street name” and we believe the actual number of shareholders is significantly larger.

Dividends

We have never declared dividends on our Common Stock, and have no present intention of declaring or paying dividends in the near future. We intend to retain earnings, if any, to finance our operations. The terms of certain loan agreements we are a party to restrict the payment of dividends or distributions.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information relating to our outstanding stock option plans as of March 31, 2003:

	Number of Securities to Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (excluding securities reflected in column a)
Equity Compensation Plans Approved by Security Holders	1,674,000	$1.74	2,326,000

Equity Compensation Plans not approved by Security Holders	-0-	-0-	-0-

Total	1,674,000	$1.74	2,236,000

ITEM 6.

MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Financial Statements included elsewhere in this Report. Historical results are not necessarily indicative of trends in operating results for any future period.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Certain statements in this Form 10-KSB are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words may, will, should, expect, anticipate, estimate, believe, intend, or project or the negative of these words or other variations on these words or comparable terminology.

This report contains forward-looking statements that address, among other things, our financing plans, regulatory environments in which we operate or plan to operate, trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations and acquisition opportunities. These statements may be found in this Discussion, as well as in this Form 10-KSB generally. Factors, risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements herein include Cautionary Statements (the Cautionary Statements), without limitation: the Company's ability to raise capital; the Company's ability to execute its business strategy in a very competitive environment; the Company's degree of financial leverage; risks associated with acquisitions and the integration thereof; risks associated with rolling out new products and services; risks associated with rapidly developing technology and providing services over the Internet; regulatory considerations and risks related to international economies; risks related to market acceptance of, and demand for, the Company's products and services; continued relations with and pricing dependence on third party suppliers; the impact of competitive services and pricing; and other risks referenced from time to time in the Company's filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligations to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

With respect to any such forward-looking statement that includes a statement of its underlying assumptions or bases, the Company cautions that, while it believes such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished.

GENERAL

Phone1Globalwide, Inc. formerly known as Globaltron Corporation and as Win-Gate Equity Group, Inc. (the “Company"), was reincorporated as a Delaware corporation on September 25, 2001. The Company was initially organized on May 17, 1996 in Florida for the purposes of locating and effecting business combinations with existing businesses.

On January 21, 2000, the Company consummated a stock purchase agreement with all of the shareholders of Globaltron Communications Corporation, a Delaware corporation ("Globaltron” or “GCC"), whereby the Company acquired 100% of the outstanding GCC shares. As a result, GCC became a wholly owned subsidiary.

On June 13, 2001, the Company acquired all of the outstanding common stock of Phone1, Inc., a Florida corporation ("Phone1"), a telecommunications marketing company, for 12.0 million restricted shares of our common stock. As a result, Phone1 became a wholly owned subsidiary.

On November 16, 2001, in connection with the formation of Phone1 Smart LLC, a limited liability company (“Phone1 Smart”), organized under the Delaware limited liability act, the Company entered into an operating agreement with MTG Interconnection LC ("MTG"), a Florida limited liability company. The Company owns 51% of the interests in Phone1 Smart. The 51% interest in Phone1 Smart is being consolidated into the financial statements of Phone1Globalwide, Inc.

The Company is a Miami, FL-based provider of integrated communications services to U.S.-based domestic and international long distance telecommunications and payphone operators. To date, we have primarily been engaged in network engineering, developing and testing products and services, creating brand recognition, initiating market entry by means of agreements for developing our carrier business and obtaining distributing agreements to provide international and domestic long distance services through public payphones.

Our wholly-owned subsidiary, Globaltron Communications Corporation, operates switching and networking facilities that carry domestic and long distance telephone calls. We currently have two switch facilities, one located in New York and the other in Miami, Florida. Our two switch facilities are linked with different vendors for redundancy purposes – if the operations of one location fails, calls can be routed through facilities at the other location. The Company targets customers with significant international long distance usage and offers them competitive rates for international destinations.

Through our wholly-owned Phone1, Inc. subsidiary we research, develop and market telecommunications products and services primarily to Unites States-based third-party owners and operators of coin operated telephones. The Company’s core product consists of direct dialed domestic and international long distance calls to most countries throughout the world for initial deposits of$.25 to $1.00. Each call is rated or priced by a preset pricing structure consisting of a number of minutes for the destination dialed by the customer. Additional minutes may be purchased at attractive rates.

Phone1Smart LLC, our majority-owned subsidiary, intends to provide telecommunications and related services to business and residential customers in their offices and homes. Operations of Phone1 Smart are not expected to be actively promoted until a full roll out of Phone1 services is completed.

The Company derives revenues from four sources:

•

Arbitrage Sales. Arbitrage sales occur when the Company transports an international long distance call to a foreign destination where the Company does not maintain a facility. In these cases, the Company transports the call to the foreign destination based upon agreements between the Company and various third party telecommunications carriers. Arbitrage sales represented approximately 84% of our revenues for the fiscal year ended March 31, 2003

•

Carrier Sales. Carrier sales occur when the Company transports an international long distance call to a foreign destination where the Company maintains a facility. During the fiscal years ended March 31, 2003 and 2002 the Company operated foreign facilities in Brazil. The Company closed its foreign facilities in the first quarter of fiscal 2003 and had immaterial revenues form carrier sales in the year ended March 31, 2003. No further carrier sales are anticipated.

•

Phone1 Services. Revenues from Phone1 services consist of direct dialed international and domestic long distance calls made from Phone1-enabled pay telephones. The Company does not own the payphones. The calls are routed through our switching facilities and designated networks. We invoice the payphone owner an amount, based upon calls made. Phone1 services represented approximately 8% of our revenues for the fiscal year ended March 31, 2003. Most of our resources are being devoted to expansion of the Phone1 business and we anticipate significant growth from this revenue source.

•

Prepaid Calling Cards. The Company sells prepaid calling cards. Prepaid calling cards represented approximately 8% of our revenues for the fiscal year ended March 31, 2003.

PLAN OF OPERATION

We intend to capitalize on the rapidly increasing immigrant population in the United States, initially focusing on immigrants from Mexico, Central & South America and the Caribbean region. Management believes that the populations of those areas are some of the fastest growing segments of immigrants in the United States. Our goal is to provide both international and domestic long distance services through Phone1-enabled payphones at competitive rates to such immigrants living in the United States. Phone1 intends to capture a significant portion of the calls from payphones made by these immigrants through its local brand-awareness campaigns which include the following elements:

•

Yellow handsets co-branded with some of our telephone customers' logos. A distinctive yellow handset with the bright green Phone1 logo complimented by some of our customer's logo calls attention to our phone services and communicates to consumers immediately that a particular phone is Phone1-enabled.

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

•

Call database. Phone1 captures detailed call records and analyzes the information to help its customers fine-tune the service offerings to various countries and manage rate plans.

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

The Company has also signed agreements with two other major telecom providers, Qwest Interprise America and Sprint Payphone Services. Under these agreements, Phone1’s services are available on designated payphones to customers of these providers. Subject to certain earlier events of termination, each of these agreements has a term of three years. The Company commenced roll out of services under its agreement with Sprint during the quarter ending December 31, 2002. The roll out of services under the agreement with Qwest is currently planned for the quarter ending September 30, 2003.

On December 10, 2002, Phone1 entered into an agreement with SBC Services, Inc., which will, when fully implemented, permit Phone1 to offer its “call anywhere in the world for $1.00” services, as well as domestic long distance pay telephone service, from SBC pay telephones located in 13 states in the United States. The initial term of the agreement is three years, with up to three one year renewal terms unless either party elects not to renew. Subject to SBC’s acceptance of an upgrade solution being developed by Phone1, and installation of the upgrade on SBC’s phones, the SBC Agreement targets 200,000 SBC phones to be enabled to offer Phone1 services. On April 1, 2003, Phone1 entered into an amendment (the “Amendment”) to the SBC Agreement. The Amendment accelerates deployment of Phone1’s services on up to 50,000 pay phones to be designated by SBC by providing that those phones be fitted with a hardware upgrade that will permit them to benefit from the full range of domestic and international long distance services provided by Phone1. The 50,000 phones are part of the 200,000 SBC pay phones targeted under the SBC Agreement.

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

Subsequent to March 31, 2003, the Company expanded its relationship with Totalcom America. Under the extended relationship, the Company will lease a partition in its switch to Totalcom for a minimum fixed monthly fee and Totalcom will have access to the Company’s CMS platform. Totalcom will route calls from Venezuela to the United States and the Company will transport the calls to their final destinations in and outside of the United States using third-party networks. The Company also leases office space from Totalcom on a month-to-month basis for $3,500 per month. One of Totalcom’s non-executive officers is also employed in the Company’s network department on a part-time basis. Totalcom also serves as the Company’s primary carrier to transport calls into Venezuela and certain other destinations.

The Company has received a letter from the Staff of the Securities and Exchange Commission, commenting on certain matters relating to the Company’s annual report on Form 10-KSB for the year ended March 31, 2002, and certain quarterly periods thereafter. One of the Staff’s comments questioned the indefinite life assigned to the trade name and trademarks of the Company. Based on the impairment test performed by an independent third party, the Company no longer amortizes the $1.3 million of intangible assets identified as trade names and trademarks as such assets were determined to have indefinite lives. We believe that we have satisfied all of the Staff’s comments and, to the extent appropriate, our responses are reflected in the information set forth in this annual report on Form 10-KSB. However, the Staff may have further comment on the indefinite lives assigned to our trade name and trademark. Depending upon the nature of any further comments the Staff may have, it is possible that the Company will begin to amortize the amount assigned to trade name and trademarks.

CRITICAL ACCOUNTING POLICIES

Use of Estimates and Critical Accounting Policies

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances. These estimates and the Company's actual results are subject to the risk factors listed above under Item 1 Business -- "Risk Factors".

Management believes that the following may involve a higher degree of judgment or complexity:

Accounts Receivable

Trade accounts receivable are primarily from arbitrage sales. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses.

Intangible Assets and Long Lived Assets

Prior to April 1, 2002, intangible assets were being amortized on a straight line basis over three years. In June 2001, the Financial Accounting Standards Board issued SFAS 142, “Goodwill and Other Intangible Assets,” which established new accounting and reporting requirements for goodwill and other intangible assets. The new standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer amortized, but are subject to an annual assessment for impairment by applying a fair value based test.

The Company applied the provisions of SFAS 142 beginning on April 1, 2002 and annually performed a transitional fair valued based impairment test. Based on the impairment test, the Company no long amortizes the remaining $1.3 million of intangible assets identified as trade name and trademarks as these assets have been determined to have an indefinite life. In connection with adopting SFAS 142, the Company also reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate.

The Company evaluates long-lived assets, including certain identifiable intangible assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to significant under performance relative to projected operating results, significant changes in strategy for the Company's overall business, and significant industry or economic trends.

Intangible assets were being amortized on a straight-line basis over a period of three years. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company determined that the intangible assets subject to amortization, primarily the reseller agreements, were impaired and the Company recorded a $10,959,000 charge in the Statements of Operations.

Income Taxes

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

RESULTS OF OPERATIONS

Fiscal Year Ended March 31, 2003 Compared to Fiscal Year Ended March 31, 2002

Revenues for the year ended March 31, 2003 were approximately $6,303,000 compared to $3,761,000 for the year ended March 31, 2002, an increase of $2,542,000 or 68%. The increase was primarily the result of a $2,998,000 increase in arbitrage sales, $670,000 of which was attributable to Phone1 sales and $107,000 was attributable to Phone1 Smart sales. Arbitrage sales occur when the Company transports an international long distance call to a foreign destination where the Company does not maintain a facility. In these cases, the Company transports the call to the foreign destination based upon agreements between the Company and various third party telecommunications carriers. These increases were partially offset by a decrease in carrier sales and prepaid calling cards. Carrier sales amounted to approximately $6,000 and $971,000 in March 31, 2003 and 2002, respectively, a decrease of $965,000. The decrease was due to the competitive pricing pressures and cessation of our overseas facilities. Carrier sales occur when the Company transports an international long distance call to a foreign destination where the Company maintains a facility. The Company ceased operations of its foreign facilities in the first quarter of the 2003 fiscal year. Prepaid calling card sales amounted to approximately $491,000 and $759,000 in March 31, 2003 and 2002, respectively, a decrease of $268,000. The decrease was due to a shift in focus away from sales of prepaid calling cards.

Cost of sales for the year ended March 31, 2003 was approximately $7,275,000 compared to $5,965,000 for the year ended March 31, 2002, an increase of $1,310,000 or 22%. The two major components of cost of sales are fixed recurring cost and variable cost. Fixed recurring cost for the year ended March 31, 2003 and March 31, 2002 were approximately $1,061,000 and $3,163,000, respectively, a decrease of $2,102,000 or (66%). The decrease was primarily due to the Company terminating certain service agreements with vendors to reduce the fixed cost. Variable cost was $6,214,000 and $2,802,000 for the year ended March 31, 2003 and March 31, 2002, respectively, an increase of $3,412,000 or 122%. The increase is primarily attributable to the increased traffic volumes associated with revenue growth from arbitrage sales.

Selling, general, and administrative expenses were approximately $6,705,000 for the year ended March 31, 2003 and $7,945,000 for the year ended March 31, 2002, a decrease of $1,240,000 or (16%). The decrease was primarily related to reduced professional fees, comprised of technical and general consulting fees and legal fees, which amounted to $2,321,000 for March 31, 2003 and $3,154,000 for March 31, 2002, a decrease of $833,000 or (26%). The decrease was a result of cost containment initiatives by the Company.

Marketing and promotion expense totaled approximately $2,415,000 and $1,449,000 for the years ended March 31, 2003 and 2002, respectively, an increase of $966,000 or 66%. The increase relates primarily to increased marketing and advertisement for our developing Phone1 business.

Depreciation expense for the year ended March 31, 2003 was $2,852,000 compared to $3,114,000 for the year ended March 31, 2002, a decrease of $262,000 or (8%). The decrease is primarily related to the write off of certain equipment during the year end March 31, 2002.

Amortization of intangible assets incurred because of acquisitions amounted to $9,086,,000 and $7,772,000 for the years ended March 31, 2003 and 2002, respectively, an increase of $1,314,000 or 17%. The increase primarily relates to the timing of the acquisition of Phone1 in June 2001, which resulted in nine and a half months of amortization during the year ended March 31, 2002 compared to a full twelve months for the year ended March 31, 2003.

Impairment of intangible assets amounted to $10,959,000 as of March 31, 2003. During the year ended March 31, 2003, the Company performed a valuation of the intangible assets subject to amortization as of March 31, 2003. This valuation determined there was an impairment loss in the amount of $10,959,000. The impairment loss existed as the carrying value of the intangible assets subject to amortization exceeded its fair value.

Settlement of service agreement for the year ended March 31, 2003 was $236,500 and $1,076,000 for the year ended March 31, 2002, which resulted from the Company settling certain service agreements with vendors.

Impairment of long lived assets for the year ended March 31, 2003 amounted to approximately $539,000 compared to $730,000 for the year ended March 31, 2002. The impairment occurred as a result of the loss or cessation of operations of fixed assets located overseas and no longer in use.

Net interest expense for the year ended March 31, 2003 was $3,242,000, compared to $1,059,000 for the year ended March 31, 2002, an increase of $2,183,000 or 206%. The increase was the result of obtaining additional debt to finance our business which resulted in an increase in interest expense of $490,000 and an increase of $1,693,000 in loan discount amortization as a result of the beneficial conversion feature on our February 2003 convertible loan.

Losses from the write-off and disposal of fixed assets amounted to $1,616,000 for March 31, 2002. During March 31, 2002, the Company wrote off $644,000 of equipment stored at a third party facility which the third party claims was their equipment. As a result of the cessation of operations in Brazil, the Company wrote-off equipment of approximately $234,000. The Company wrote-off certain billing software due to a disagreement with a vendor in the amount of approximately $558,000. In addition, the Company wrote-off approximately $170,000 of switch equipment not in use. No such losses from write-off and disposal of fixed assets were made in March 31, 2003.

Loss on investments in other ventures amounted to $693,000 for the year ended March 31, 2002. These one-time expenses primarily related to the Company closing its facilities in Brazil, Morocco and Ivory Coast.

Gains on Extinguishment of debt relate to non-recurring events which occurred in the year ended March 31, 2002 and amounted to approximately $11,441,000 due to the extinguishment of certain vendor debt associated with the Company’s GCC carrier business.

Other income for the year end March 31, 2003 amounted to $173,000. The Company had reserved $150,000 during fiscal year end March 31, 2002 as a result of a disputed invoice from a vendor. During March 31, 2003, the Company received a credit for the disputed amount from the vendor.

Net (loss) and diluted earnings (loss) per share changed significantly from ($36,836,000) and ($.79), respectively, for the year ended March 31, 2003 compared to a net loss of ($16,548,000) and ($.45), respectively, for the year ended March 31, 2002. This significant change was primarily due to the aforementioned one time extraordinary gain of approximately $11,400,000 from the extinguishment of debt in the year ended March 31, 2002. Net loss and diluted earnings (loss) per share from continuing operations before such extraordinary gain actually improved in the fiscal year ended March 31, 2003 compared to the fiscal year ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

 We currently have two main switch facilities, one located in New York and the other in Miami, Florida. The costs associated with the initial construction of these facilities have been incurred and we do not presently anticipate further significant capital expenditures for this aspect of our business. As we develop and roll out Phone 1 services in each of our markets, additional capital expenditures, marketing, advertising and net operating costs will be incurred. The amount of these costs will vary, based on the number of payphones served and the actual services provided, but are anticipated to be significant.

We are incurring negative cash flows due, in major part, to the funding requirements for working capital, network operations, development, marketing and early stage operational cost for the Phone1 business. We expect to continue to incur negative cash flow for at least two years. We make no assurance that our networks or any of our other services will ever provide a revenue base adequate to sustain profitability or generate positive cash flow. During fiscal year 2003, we project that the amount of capital required for implementation and roll out of our Phone1 business together with our marketing and other services, and to fund negative cash flow, including interest payments, will be at least $50,000,000.

Marketing, advertising, developing, enhancing and rolling out new services, including under our agreements with SBC, Verizon, Qwest and Sprint, and expanding our network will also require substantial capital expenditures. The funding of these expenditures is dependent upon the Company's ability to raise substantial equity and debt financing. We are actively seeking additional funding from a variety of sources, including potential issuances of our securities in one or more private transactions. However, we make no assurances that we will be able to obtain such financing or, if obtained, that it will be on terms profitable to us. We may incur substantial costs in obtaining financing and any equity financing will likely result in significant dilution of existing shareholders.

By reason of factors outlined in the attached report of independent certified public accountants, the auditors are of the belief that there substantial doubt about the Company's ability to continue as a going concern. Management plans to address those issues as described in Note B of the financial statements. There can be no assurance that management will be able to successfully implement its plans in which event, our business would be adversely affected and we may be required to curtail or cease our operations or planned expansion.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

In April 2003, SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133. It requires, among other things, that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective generally for contracts entered into and modified after June 30, 2003. Because the Company presently has no derivative instruments, adoption is expected to have no effect on its financial statements or disclosures.

During May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the statement of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS No. 150 to have a significant impact on our operating results or financial position.

EQUIPMENT FINANCING AGREEMENTS RELATING TO OUR CARRIER SERVICES

On August 23, 1999, the Company entered into an equipment financing proposal with an equipment vendor. Pursuant to the proposal, the Company had the ability to borrow up to $10 million in order to purchase equipment and services and to pay for ancillary costs associated with the installation and preparation of the equipment for operation. The equipment facility was divided into three phases. Phase 1 was for up to $1,750,000 and was to be used towards the purchase of equipment to be deployed outside of the United States. Phase 2 was for up to $6,750,000 and was to be used towards the purchase of equipment to be deployed in the United States. Phase 3 was for up to $1,500,000 and was to be used towards the purchase of professional services, plus costs relating to taxes and shipping. On September 15, 1999, the Company entered into a Master Conditional Sale Agreement with the same vendor finalizing all of the terms and conditions of the equipment financing proposal. On September 30, 2001, the Company entered into an agreement with the vendor. The Company paid $1.0 million in cash and signed a $2,000,000 promissory note bearing an interest rate of 8.5% to the vendor for full and complete satisfaction of the outstanding obligations to the vendor. The Note and the accrued interest were paid in four (4) quarterly installments on December 31, 2001, March 31, 2002, June 30, 2002, and October 31, 2002. The Note was secured by a lien on the vendor's equipment and a guaranty of the Company. When the Agreement was reached the total obligation owed to the vendor, including interest was approximately $7.2 million. The Company recorded approximately $4.2 million of extraordinary gain due to the settlement of this debt.

On October 25, 1999, the Company entered into two separate equipment financing agreements with a telecommunications equipment vendor, and on January 24, 2000, the Company entered into an additional equipment financing agreement with the same vendor. Pursuant to these agreements, we purchased switches and routers and pay for related ancillary costs of equipment maintenance, installation, and preparation. The Agreement has a term of 36 months for the purchase of equipment and 24 months for ancillary costs including shipping, taxes, installation, cabling, and software. In June 2001, the Company entered into a settlement agreement with the vendor. The Company returned $4,197,064 of equipment and paid $3,002,936 in cash for full and complete satisfaction of the approximately $14.4 million outstanding obligations due to the vendor. The Company recorded approximately $7.2 million of extraordinary gain due to the settlement of this debt.

TERMINATION OF CERTAIN AGREEMENTS WITH VENDORS RELATING TO OUR CARRIER SERVICES

On April 4, 2002, the Company terminated a telecommunication service agreement with a vendor pursuant to which the vendor agreed to release the Company of all claims for the outstanding balance that would have been paid over the life of the agreement of approximately $3,940,000 owed to the vendor and the execution of a new co-location agreement with the vendor. The Company did not incur any penalties as a result of the early termination. The Company entered into a new agreement with the vendor for equipment racks to house the Company's equipment. Under the new agreement, the Company is required to pay for services totaling $768,000 at a rate of $19,200 per month, through August 9, 2005.

On June 28, 2002 the Company reached a settlement agreement with another vendor to terminate all agreements and release the Company of all claims for then outstanding balance that would have been paid over the life of the agreement of approximately $906,000 owed to the vendor. Under the settlement the Company will pay $150,000 at the signing of the agreement, vendor will retain the deposit of approximately $46,000. In addition, the Company will pay $10,000 a month for 18 months starting from December of 2002. In the event the Company orders new services from the vendor the monthly, payments of $10,000 will be applied against the new services.

LOANS FROM GNB BANK (PANAMA) S.A.

Since February 2000, the Company has entered into a series of financings and refinancings with GNB Bank Panama S.A. ("GNB Bank").

On October 31, 2001, Phone1 entered into a loan agreement with GNB Bank in the principal amount of $10.0 million (the $10 Million Loan”), plus interest at the rate of 10% per annum. The $10 Million Loan was evidenced by an unsecured convertible promissory note (the "$10 Million Note”) that was due October 30, 2002. The $10 Million Loan was guaranteed by the Company.

The principal and interest of the $10 Million Note was convertible, in whole or in part, either prior to or after the maturity date (if the loan and the note are not fully paid), as elected by GNB Bank into shares of Phone1 (representing between 7.5% to 12.5% on a fully-diluted basis, of the total issued and outstanding stock of Phone1) or shares of the Company at the rate of $1.50 per share.

On March 27, 2002, the Company signed an Overdraft Facility (the “Overdraft Facility”) with GNB Bank for $2,000,000 with an interest rate of 12% per annum. The Overdraft Facility expires on March 27, 2003 and was callable by GNB Bank. However, the facility was extended and on April 29, 2002, the Company increased its Overdraft Facility up to an aggregate amount of $3,200,000. On May 30, 2002, the Company obtained an additional $380,000, increasing the Overdraft Facility to an aggregate amount of $3,580,000. Effective on June 20, 2002, the aggregate principal outstanding amount under the Overdraft Facility was increased to $4,580,000. On July 8, 2002, the Company increased the Overdraft Facility up to an aggregate amount of $6,000,000. Effective on July 16, 2002, the aggregate principal outstanding amount under this Overdraft Facility was increased to $9,000,000. The $9,231,438 outstanding balance of the Overdraft Facility, including accrued interest, was paid on September 30, 2002 and the Company entered into a new loan agreement.

On September 30, 2002, GNB Bank exchanged the $10 Million Note, converted the balance outstanding of $9,231,438 under Overdraft Facility which was callable on demand by GNB Bank and provided additional cash to Phone1 of $768,562 (used for working capital purposes), for a new $20 million convertible note (the $20 Million Loan”) due October 31, 2003 (subject to acceleration in certain conditions). The $20 Million Loan is secured by a lien on all of the assets of Phone1, the Company and the Company’s other primary subsidiary, Globaltron, and is guaranteed by the Company and Globaltron. The $20 Million Loan contains representations and covenants by Phone1 and the Company that are usual and customary for a loan of this type, the inaccuracy or violation of which could lead to a default and acceleration of the Loan. The $20 Million Loan bears interest at the prime rate (as announced from time to time by Citibank, N.A.) plus 2% per annum. The Company also granted to GNB Bank the option to lend an additional $5 million on the same terms and conditions, including the conversion terms described below (the “Optional $5 Million Loan”). The principal and interest of the $20 Million Loan is convertible, in whole or in part, prior to or after the maturity date (if the loan is not fully paid), as elected by GNB Bank, into shares of the common stock of the Company at the rate of $.40 per share. The Company’s shares of common stock closed at the price of $.11 per share on September 26, 2002, the last day prior to the date of closing of the $20 Million Loan on which a trade was reported. The conversion rate is subject to certain anti-dilution adjustments, including downward adjustment to the amount of any issuance of securities of the Company at a price less than $.40 per share. In addition, the loan agreement relating to the $20 Million Loan included an option for GNB Bank to loan an additional $5 million on the same terms, including as to conversion into Common Stock (the “Optional $5 Million Loan”) as the $20 Million Loan. The Optional $5 Million Loan was exercised by GNB Bank on February 17, 2003, as described below.

On November 26, 2002, Phone1 entered into a Loan Agreement with GNB Bank for a loan in the amount of $5 million (the “$5 Million Loan”). The $5 Million Loan is on terms substantially identical to the $20 Million Loan. Like the $20 Million Loan, the $5 Million Loan is secured by a lien on all of the assets of the Borrower, the Company and Globaltron, and is guaranteed by the Company and Globaltron. The $5 Million Loan bears interest at the prime rate (as announced from time to time by Citibank, N.A.) plus 2% per annum. The principal and interest of the $5 Million Loan is convertible, in whole or in part, prior to or after the maturity date (if the loan is not fully paid), as elected by GNB Bank, into shares of the common stock of the Company at a conversion price of $.40 per share. The closing price for shares of the Company’s common stock on the date of the $5 Million Loan was $.40 per share. The conversion rate is subject to certain anti-dilution adjustments, including downward adjustment to the amount of any issuance of securities of the Company at a price less than $.40 per share. The $5 Million Loan is in addition to the Optional $5 Million Loan.

On December 20, 2002, GNB Bank exercised (effective as of the close of business on that date), in part, its option and converted $10 million principal amount of the $20 Million Loan at a price of $.40 per share. Consequently, the Company issued 25,000,000 shares of its common stock to GNB Bank. The Company is obligated to cause the registration of such shares, and other shares that may be issued on conversion of the balance of the $20 Million Loan, conversion of the $5 Million Loan and funding and conversion of the Optional $5 Million Loan, under applicable securities laws so as to facilitate any potential resale by GNB Bank of all such shares. In connection with the conversion, the Company issued a new $10 million note to GNB Bank to replace the $20 million note previously evidencing the $20 Million Loan.

On February 17, 2003, GNB Bank exercised the Optional $5 Million Loan and extended a loan to Phone1 in the amount of $5 million (the “Additional $5 Million Loan”). The Additional $5 Million Loan is on terms substantially identical to the $20 Million Loan and the $5 Million Loan, except that the maturity of the Additional $5 Million Loan is March 17, 2004, subject to acceleration in certain conditions, including in the event that neither the Company, Phone1 nor GCC obtains a $5 million loan from a third party for a period of 12 months on or prior to July 31, 2003. We have not yet secured the additional $5 million loan and in the event we not do so by July 31, 2003, GNB Bank could accelerate the maturity date of the Additional $5 Million Loan. Since we do not have sufficient funds to repay the $5 million if GNB Bank were to accelerate repayment of the Additional $5 Million Loan, we would be in default of that loan, which would also cause a default under our other agreements with GNB Bank. Like the $20 Million Loan and the $5 Million Loan, the Additional $5 Million Loan is secured by a lien on all of the assets of Phone1, the Company and Globaltron and is guaranteed by the Company and Globaltron  The Additional $5 Million Loan bears interest at the prime rate (as announced from time to time by Citibank, N.A.) plus 2% per annum.

Like the $20 Million Loan and the $5 Million Loan, the principal and interest of the Additional $5 Million Loan is convertible, in whole or in part, prior to or after the maturity date (if the loan is not fully paid), as elected by GNB Bank, into shares of the common stock of the Company at the rate of $.40 per share. The conversion rate is subject to certain anti-dilution adjustments, including downward adjustment to the amount of any issuance of securities of the Company at a price less than $.40 per share.

The Company has agreed to cause the registration of the shares of common stock issued upon conversion of the $20 Million Loan, the $5 Million Loan and the Additional $5 Million Loan under applicable securities laws so as to facilitate any potential resale by GNB Bank of such common stock. GNB Bank has extended the time by which the Company is required to file such registration statement until July 31, 2003.

GNB Bank is the Company’s largest shareholder and, subject to the anti-dilution adjustments described above, if it elected to: (i) convert the $10 million outstanding balance of the $20 Million Loan, (ii) convert all of the $5 Million Loan, and (iii) convert the Additional $5 Million Loan, it would receive an additional 50,000,000 shares and would then beneficially own approximately 68% of the Company’s issued and outstanding shares of common stock.

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

On October 9, 2002, Phone1 borrowed $1.5 million from a related party financial institution. The loan bears interest at the rate of 5.75% per annum and is payable on demand.  The loan proceeds are being used for general working capital purposes. As of March 31, 2003, the loan had a zero balance. Subsequent to March 31, 2003, the Company borrowed $1.5 million under the loan agreement. A director of the bank is also a director of the Company.

As of March 31, 2003, the Company has $74,596 of cash with a related party US bank.

SALE OF PREFERRED STOCK

A total of 10,000,000 shares of the Company's Preferred Stock have been designated as "Series A 8% Convertible Preferred Stock" (the "Series A Preferred"). The Series A Preferred is entitled to receive dividends at the rate of 8% per annum only if declared by the Board of Directors. Upon any liquidation or dissolution of the Company (including certain deemed liquidations) the holders of the Series A Preferred are entitled to receive an amount equal to the amount paid for such stock plus any accrued but unpaid dividends before any amounts are distributed to the holders of any junior stock (including the Company's common stock). Holders of the Series A Preferred are entitled to one vote per share and, except in certain limited circumstances, vote together with the holders of the Company's common stock. Certain actions may not be undertaken without the separate vote of the holders of at least 70% of the then outstanding Series A Preferred, including without limitation (i) the issuance of any security senior or on parity to the Series A Preferred, (ii) any merger or consolidation of he Company or any sale of all or substantially all of its assets , (iii) the Company entering into material joint venture or similar arrangement, other than in the ordinary course of business, and (iv) making any changes to the Company's stock option plan and any grants thereunder. Shares of the Series A Preferred are convertible into shares on common stock initially on a one for one basis. The conversion rate is subject to adjustment upon the occurrence of certain dilutive stock issuances and in the event of stock splits, reclassifications and the like. The conversion rate was adjusted to $.645 per share after giving effect to the $20 Million Loan, the $5 Million Loan and the Additional $5 Million Loan. As of March 31, 2003, the Company had accumulated $1,960,000 as preferred dividend. However, no dividend has been declared by the board.

Sale of Preferred Stock to GNB Bank

On June 26, 2001, the Company sold GNB Bank 3.0 million shares of Series A Preferred Stock for $2.00 per share, for an aggregate of $6.0 million.

On June 14, 2001, GNB Bank converted its outstanding convertible loan of $4.0 million into 4.0 million shares of Series A Preferred Stock on a one-share-for-$1.00 basis.

Sale of Preferred Stock to Premium Quality Fund

On June 26, 2001, Premium Quality Fund acquired 2.0 million shares of the Company's newly issued Series A Preferred Stock at $2.00 per share, for an aggregate of $4.0 million.

Conversion of Preferred Stock

The initial conversion price of the shares of Series A Preferred Stock was $1.00 per share. The conversion price of the $20 Million Loan, the $5 Million Loan and the Additional $5 Million Loan triggered certain anti-dilution provisions applicable to the Company’s 9,000,000 issued and outstanding shares of Series A Preferred Stock. Like many types of Preferred Stock commonly issued, the Company’s Series A Preferred Stock include weighted average anti-dilution provisions which result in a lowering of the conversion price of the shares of such Preferred Stock into the Company’s common stock anytime shares of common stock are issued (or options or other securities exercisable or convertible into common stock) for a price per share less than that paid for the Series A Preferred Stock. After application of these anti-dilution provisions, the 9,000,000 shares are now convertible at approximately $.645 per share.

On June 12, 2003, GNB Bank converted all of the 7.0 million shares of Series A Preferred Stock owned by it into 10,852,714 shares of common stock at the adjusted conversion price of $.645 per share. On the same day, Premium Quality Fund converted all of the 2.0 million shares of Series A Preferred Stock owned by it into 3,100,775 shares of common stock at the adjusted conversion price of $.645 per share.

SALE OF COMMON STOCK TO COMPANY DIRECTORS

In April 30, 2001, three of the Company's Directors each purchased 10,000 shares of restricted Common Stock at the then fair market price of $1.95 per share. In June 2001, the Company's fourth Director also purchased 10,000 shares on the same terms.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7.

FINANCIAL STATEMENTS

The report of Grant Thornton LLP, our independent certified public accountants, dated June 13, 2003, and the consolidated financial statements of the Company are filed as part of this Form 10-KSB and are set forth on pages F-1 to F-28.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has experienced a net loss of $36,836,195 for the year ended March 31, 2003. Additionally, the Company's current liabilities exceeded its current assets by $19,482,212 at March 31, 2003. Convertible loans payable in the amount of $20 million is due to a related party bank and the Company used cash of $14,054,214 in its operations for the year ended March 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans about these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Certain of the information required by Part III will be provided in the Company’s definitive proxy or information statement, to be filed not later than July 29, 2003 (the “Proxy or Information Statement”), or by an amendment to this annual report on Form 10-KSB, and is incorporated herein by this reference.

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is set forth in the Company’s Proxy or Information Statement and is incorporated herein by this reference.

ITEM 10.

EXECUTIVE COMPENSATION

Information required by this Item is set forth in the Company’s Proxy or Information Statement and is incorporated herein by this reference.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is set forth in the Company’s Proxy or Information Statement and is incorporated herein by this reference.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is set forth in the Company’s Proxy or Information Statement and is incorporated herein by this reference.

ITEM 13.

EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)

Exhibits

2.1.2

Stock Purchase Agreement between Win-Gate Equity Group, Inc. and the Shareholders of Globaltron Communications Corporation dated January 21, 2000. (1)

2.2.1

Certificate of Merger between Phone1Globalwide, Inc., a Florida  corporation and Phone1Globalwide Inc., a Delaware corporation. (8)

2.2.2

Articles of Merger between Phone1Globalwide, Inc., a Florida corporation and Phone1Globalwide Inc., a Delaware corporation. (8)

2.3

Plan and Agreement of Merger between Phone1Globalwide, Inc., a Florida corporation and Phone1Globalwide Inc., a Delaware corporation. (8)

3.1.1

Articles of Incorporation of Win-Gate Equity Group, Inc. (2)

3.1.2

Articles of Amendment to the Articles of Incorporation. (5)

3.1.3

Certificate of Designation for the Series A 8% Convertible Preferred Stock. (9)

3.1.4

Certificate of Incorporation of Phone1Globalwide, Inc. (8)

3.2.1

By-Laws of Win-Gate Equity Group, Inc. (2)

3.2.2

Bylaws of Phone1Globalwide, Inc. (8)

4.1

Specimen Common Stock Certificate. (2)

10.1.1

Win-Gate Equity Group, Inc. 1996 Stock Option Plan. (2)

10.1.2

Globaltron Corporation's 2000 Stock Incentive Plan. (4)**

10.1.3

Amendment Number One to Globaltron Corporation 2000 Stock Incentive Plan. (7)**

10.1.4

Amended and Restated Phone1Globalwide, Inc. 2000 Stock Incentive Plan. (12)**

10.1.5

Amendment to Phone1Globalwide, Inc. 2000 Stock Incentive Plan. (12)**

10.1.6

Schedule A to the Minutes of the Board of Directors. (12)**

10.2

Pledge and Security Agreement dated May 15, 2001 between Globaltron Corporation and the shareholders of Phone1, Inc. (6)

10.3

Loan Agreement dated October 31, 2001 among Phone1, Inc., Phone1Globalwide Inc. and GNB Bank (Panama) S.A. (8)

10.4

Service and License Agreement dated April 4, 2002 by and between Globaltron Commnications Corporation and Verestar, Inc. (12)

10.5

Equipment Vendor Settlement Agreement between Globaltron Communications Corporation and New Skies Satellites N.V. (12)

10.6

Limited liability Company Agreement dated November 16, 2001 of Phone1 Smart LLC between Phone1 Inc. and MTG Interconnection LC. (10)

10.7

Overdraft Loan Facility dated March 27, 2002 between GNB Bank (Panama) S.A. and Phone1, Inc., together with promissory note in the amount of $2,000,000. (12)

10.8

Amendment to Overdraft Loan Facility dated April 29, 2002 between GNB Bank (Panama) S.A. and Phone1, Inc., together with promissory note in the amount of $1,200,000. (12)

10.9

Amendment to Overdraft Loan Facility dated May 30, 2002 between GNB Bank (Panama) S.A. and Phone1, Inc., together with promissory note in the amount of $380,000. (12)

10.10

Amendment to Overdraft Loan Facility dated June 20, 2002 between GNB Bank (Panama) S.A. and Phone1, Inc., together with promissory notes in the amounts of $400,000 and $600,000. (12)

10.11

License Agreement dated June 21, 2002 between QuorTech and Phone1. (12)

10.12

Promissory Note dated May 8, 2001 in the amount of $1,250,000. (12)

10.13

Promissory Note dated June 6, 2001 in the amount of $1,200,000. (12)

10.14

Promissory Note dated July 16, 2001 in the amount of $2,000,000 (12)

10.15

Loan agreement dated September 28, 2001 by and between Phone1, Inc. and Eagle National Bank of Miami. (12)

10.16

Intentionally omitted.

10.17

Loan Agreement dated March 29, 2002 by and between Phone1, Inc. and Eagle National Bank of Miami. (12)

10.18

Loan agreement dated April 29, 2002 by and between Phone1, Inc. and Eagle National Bank of Miami. (12)

10.19

Loan Agreement dated May 30, 2002 by and between Phone1, Inc. and Eagle National Bank of Miami. (12)

10.20

Amendment to Overdraft Loan Facility dated as of July 8, 2002 by and between Phone1, Inc. and GNB Bank (Panama) S.A., increasing the Overdraft Facility to $6,000,000. (3)(11)

10.21

Amendment to Overdraft Loan Facility dated as of July 16, 2002 by and between Phone1, Inc. and GNB Bank (Panama) S.A., increasing an Overdraft Facility to $9,000,000. (3)(11)

10.22

Agreement dated as of July 28, 2002 by and between Phone1, Inc. and Telesector Resource Group, Inc. for 1+ International Sent Paid Service. (3)(11)

10.23

Reseller Agreement dated as of January 14, 2002, as amended June 25, 2002, by and between Phone1, Inc. and Sprint. (3)(11)

10.24

Phone1 Independent Agent Agreement dated as of July 1, 2002, by and between Phone1, Inc. and Qwest Interpsie America. (3)(11)

10.25

Exclusive Reseller Agreement dated July 24, 2001 by and between Protel, Inc. and Phone1, Inc. (3)(11)

10.26

Loan Agreement dated September 30, 2002, among Phone1, Inc., Phone1Globalwide, Inc., Globaltron Communications Corporation and GNB Bank Panama S.A. (13)

10.27

Security Agreement dated September 30, 2002, among Phone1, Inc., Phone1Globalwide, Inc., Globaltron Communications Corporation and GNB Bank Panama S.A. (13)

10.28

Promissory Note dated September 30, 2002, in the original principal amount of $20 million issued to GNB Bank Panama, S.A. (13)

10.29

Agreement dated October 15, 2002 between Phone1, Inc. and Via One Telecommunications, Inc. (14)

10.30

Loan Agreement dated November 26, 2002, among Phone1, Inc., Phone1Globalwide, Inc., Globaltron Communications Corporation and GNB Bank Panama S.A. (15)

10.31

Security Agreement dated November 26, 2002, among Phone1, Inc., Phone1Globalwide, Inc., Globaltron Communications Corporation and GNB Bank Panama S.A. (15)

10.32

Promissory Note in the original principal amount of $5 million issued to GNB Bank Panama, S.A. (15)

10.33

Letter dated November 27, 2002, from GNB Bank Panama S.A. notifying Phone1, Inc. that it is not accelerating the maturity date of the $20 Million Loan. (15)

10.34

Sent Paid Services Agreement From SBC Pay Phones dated December 10, 2002, among Phone1, Inc. and SBC Services, Inc. (11)(16)

10.35

Conversion Notice dated December 19, 2002 by GNB Bank Panama S.A. to Phone1, Inc.,  Phone1Globalwide, Inc. and Globaltron Communications Corporation. (17)

10.36

Promissory Note in the principal amount of $10 million issued to GNB Bank Panama S.A. which replaces the original Promissory Note issued to GNB Bank Panama S.A. pursuant to the Loan Agreement dated September 30, 2002 among Phone1, Inc., Phone1Globalwide, Inc., Globaltron Communications Corporation and GNB Bank Panama S.A. (17)

10.37

Employment Agreement dated November 21, 2002, between Phone1Globalwide, Inc. and Syed Naqvi, as amended effective January 1, 2003. (18)**

10.38

Employment Agreement dated December 4, 2002, between Phone1Globalwide, Inc. and Dario Echeverry, as amended effective January 1, 2003. (18)**

10.39

Employment Agreement dated March 17, 2003, between Phone1Globalwide, Inc. and Dilowe Barker.* **

10.40

Employment Agreement dated as of January 1, 2003, between Phone1Globalwide, Inc. and Federico Fuentes.* **

10.41

Consulting Agreement dated March 10, 2003 between Phone1Globalwide, Inc. and Stockholder Associates Corporation.*

10.42

Software License Agreement dated February 13, 2003 between PhoenixSoft, Inc. and Phone1, Inc.*

10.43

Support Agreement dated February 13, 2003 between PhoenixSoft, Inc. and Phone1, Inc.*

10.44

Amendment No. One dated April 1, 2003 to Sent Paid Services Agreement From SBC Pay Phones dated December 10, 2002, among Phone1, Inc. and SBC Services, Inc. (11)(19)

10.45

Loan Agreement dated February 17, 2003, among Phone1, Inc., Phone1Globalwide, Inc., Globaltron Communications Corporation and GNB Bank Panama S.A. (20)

10.46

Security Agreement dated February 17, 2003, among Phone1, Inc., Phone1Globalwide, Inc., Globaltron Communications Corporation and GNB Bank Panama S.A. (20)

10.47

Promissory Note in the original principal amount of $5 million issued to GNB Bank Panama S.A. (20)

10.48

Confirmation dated February 17, 2003, that GNB Bank is exercising its option under the September 30, 2002 Loan Agreement to loan Phone1, Inc. $5 million. (20)

10.49

Letter dated March 10, 2003, from GNB Bank Panama S.A. notifying Phone1, Inc. that it is not accelerating the maturity date of the November 26, 2002 $5 Million Loan.*

10.50

Letter dated April 30, 2003, from GNB Bank Panama S.A. notifying Phone1, Inc. that it is extending the date to which it may accelerate the maturity date of the February 17, 2003 $5 Million Loan.*

10.51

Letter dated May 11, 2003, from GNB Bank Panama S.A. extending the date by which the Company is required to file a registration statement. *

10.52

Letter dated February 20, 2003, between Phone1, Inc. and Via One Technologies, Inc., terminating Agreement dated October 15, 2002. *

10.53

Consulting Agreement dated April 15, 2002 between Phone1, Inc. and APC Development Inc. and Weaver Jordan. *

_____________

*   Filed herewith.

**  Management Contract or Compensatory Plan.

(1)

Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission on January 31, 2000.

(2)

Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333- 5188-A), as filed with and declared effective by the Commission on October 10, 1997.

(3)

Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB (File No. 333- 5188-A), as filed with the Commission on August 14, 2002.

(4)

Filed as an exhibit to the Company's Definitive Information Statement on Form 14C (File No. 333-05188-A), as filed with the Securities and Exchange Commission on October 16, 2000.

(5)

Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 333-05188-A), as filed with the Securities and Exchange Commission on February 20, 2001.

(6)

Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission on May 15, 2001, as amended on May 22, 2001.

(7)

Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 333-05188-A).

(8)

Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 333-05188-A), as filed with the Securities and Exchange Commission on November 14, 2001.

(9)

Filed as an exhibit to the Company's Annual Report on Form 10-KSB (File No. 333-05188-A), as filed with the Securities and Exchange Commission on June 29, 200l.

(10)

Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 333-05188-A), as filed with the Securities and Exchange Commission on February 13, 2002.

(11)

Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

(12)

Filed as an exhibit to the Company's Annual Report on Form 10-KSB (File No. 333-05188-A) as filed with the Securities and Exchange Commission on July 1, 2002.

(13)

Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission on October 11, 2002.

(14)

Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB (File No. 333-05188-A), as filed with the Securities and Exchange Commission on October 11, 2002.

(15)

Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission filed on December 11, 2002.

(16)

Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission filed on December 17, 2002.

(17)

Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission filed on December 24, 2002.

(18)

Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB (File No. 333-05188-A), as filed with the Securities and Exchange Commission on February 12, 2003.

(19)

Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission filed on April 15, 2003.

(20)

Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission filed on March 3, 2003.

(a)

Reports on Form 8-K

During the last quarter of the period covered by this Report, the Registrant filed one Current Report on Form 8-K, on March 3, 2003, to disclose its receipt of a $5 million loan from GNB Bank Panama S.A. on February 17, 2003. Subsequent to the fiscal year end, the Registrant filed one Current report on Form 8-K, on June 18, 2003, to disclose the conversion of certain preferred stock into common stock.

ITEM 14.

CONTROLS AND PROCEEDURES

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHONE1GLOBALWIDE, INC.

By:

/s/ DARIO ECHEVERRY

Dario Echeverry, President, Chief

(Principal) Executive Officer

/s/ LOUIS GIORDANO

Chairman of the Board

June 30, 2003

Louis Giordano

/s/ DARIO ECHEVERRY

President, Chief (Principal)

June 30, 2003

Dario Echeverry

Executive Officer and Director

/s/ SYED NAQVI

Chief (Principal) Financial Officer

June 30, 2003

Syed Naqvi

/s/ DILOWE BARKER

Chief Operating Officer

June 30, 2003

Dilowe Barker

/s/ FEDERICO FUENTES

Chief Technology Officer

June 30, 2003

Federico Fuentes

/s/ MICHAEL SPRITZER

Director

June 30, 2003

Michael Spritzer

/s/ FREDERIC Z. HALLER

Director

June 30, 2003

Frederic Z. Haller

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

I, Dario Echeverry, Chief Executive Officer of Phone1Globalwide, Inc. (“Registrant”), certify that:

1.

I have reviewed this annual report on Form 10-KSB of Phone1Globalwide, Inc. (“Registrant”);

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report; and

4.

The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The Registrant's other certifying officers and I have indicated in this annual report whether or not there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

/s/ DARIO EchEVERRY

Name:

Dario Echeverry

Title:

Chief Executive Officer

CERTIFICATE OF CHIEF FINANCIAL OFFICER

I, Syed Naqvi, Chief Financial Officer of Phone1Globalwide, Inc. (“Registrant”), certify that:

1.

I have reviewed this annual report on Form 10-KSB of Phone1Globalwide, Inc. (“Registrant”);

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report; and

4.

The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The Registrant's other certifying officers and I have indicated in this annual report whether or not there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

/s/ SYED NAQVI

Name:

Syed Naqvi

Title:

Chief Financial Officer

Phone1Globalwide Inc. and Subsidiaries

Financial Statements

REPORT OF INDEPENDENT CERTIFIED

PUBLIC ACCOUNTANTS

Board of Directors

Phone1Globalwide, Inc.

We have audited the accompanying consolidated balance sheets of Phone1 Globalwide, Inc. and Subsidiaries ("the Company"), as of March 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phone1 Globalwide, Inc. and Subsidiaries as of March 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note F to the consolidated financial ftatements, the Company adopted Statement of Financial Accounting Standard 142, “Goodwill and Other Intangible Assets” on April 1, 2002.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has experienced a net loss of $36,836,195 for the year ended March 31, 2003. Additionally, the Company's current liabilities exceeded its current assets by $19,482,212 at March 31, 2003, convertible loans payable in the principal amount of $20,000,000 is due to a related party during the next fiscal year and the Company used cash of $14,054,214 in its operations for the year ended March 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans about these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Miami, Florida

June 13, 2003

Phone1Globalwide Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

March 31,

	2003	2002
ASSETS

Current assets
Cash	$ 1,205,284	$ 174,120
Accounts receivable, less allowance for doubtful
accounts of $236,253 and $104,798 at March 31,
2003 and 2002, respectively	863,170	220,224
Prepaid expenses and other current assets	885,093	177,161
Total current assets	2,953,547	571,505

Property and equipment, net	7,188,972	7,845,750
Deposits and other	1,304,244	1,122,283
Intangible Assets	1,328,559	21,374,175

Total assets	$ 12,775,322	$ 30,913,713

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Bank overdraft - related party	$ —	$ 65,127
Over draft facility - related party	—	1,017,251
Accounts payable	1,688,167	1,793,015
Convertible loan payable to bank – related party
(net of $1,181,531 discount in 2003)	18,818,469	10,000,000
Equipment note payable, current portion	—	1,500,000
Accrued expenses and other current liabilities	1,929,123	2,275,001
Total current liabilities	22,435,759	16,650,394

Stockholders' equity
Series A 8% Convertible Preferred stock, par value of $.001,
10,000,000 shares authorized; Total liquidation value
$15,960,000 and 14,840,000; 9,000,000 issued
and outstanding as of March 31, 2003 and
March 31, 2002, respectively	9,000	9,000

Common stock, par value of $.001, 200,000,000 shares
authorized; 66,128,702 and 41,078,702 shares issued
and outstanding as of March 31, 2003 and
March 31, 2002, respectively	66,128	41,078

Additional paid-in capital	96,029,000	83,141,611
Accumulated deficit	(105,764,565)	(68,928,370)

Total stockholders' equity (deficit)	(9,660,437)	14,263,319

Total liabilities and stockholders' equity (deficit)	$ 12,775,322	$ 30,913,713

The accompanying notes are an integral part of these statements.

Phone1Globalwide Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 31,

	2003	2002

Revenue	$ 6,303,193	$ 3,761,056

Expenses
Cost of sales	7,275,856	5,964,553
General and administrative	6,704,957	7,945,146
Marketing and promotion	2,415,755	1,449,930
Depreciation	2,851,958	3,114,718
Intangible asset amortization	9,086,275	7,772,437
Impairment of intangible assets	10,959,341	—
Impairment of long lived assets	539,270	729,658
Settlement of service agreement	236,500	1,075,694
Loss on write-down and disposal of fixed assets	—	1,615,637
Operating loss	(33,766,719)	(25,906,717)

Other income (expense)
Loss on investment in other ventures	—	(692,558)
Interest expense, net	(3,242,926)	(1,058,796)
Other expense	—	(330,767)
Other income	173,450	—
Loss before provision for income tax and extraordinary items	(36,836,195)	(27,988,838)

Income tax benefit	—	—
Loss before extraordinary items	(36,836,195)	(27,988,838)

Extraordinary gain on extinguishment of debt	—	11,440,582
Net Loss	$ (36,836,195)	$ (16,548,256)

Basic earnings (loss) per common shares:
Loss from continuing operations before extraordinary gain	(0.79)	(0.75)
Extraordinary gain on extinguishments of debt	—	.30
Basic earnings (loss) per share	(0.79)	(0.45)

Diluted earnings (loss) per common shares:
Loss before extraordinary gain	(0.79)	(0.75)
Extraordinary gain on extinguishment of debt	—	30
Diluted earnings (loss) per share	(0.79)	(0.45)

Weighted average shares of common stock outstanding:
Basic	48,075,551	38,519,513
Diluted	48,075,551	38,519,513

Note: Loss per share calculations include provisions for Series A Preferred Stock dividend in the amount of $ 1,120,000 and 840,000 in March 31, 2003 and 2002, respectively. As of March 31, 2003, the Company had accumulated $ 1,960,000 as preferred dividend. However, no dividend had been declared by the board of directors.

The accompanying notes are an integral part of these statements.

Phone1Globalwide Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended March 31, 2003 and 2002

	Series A 8%
	Shares of Preferred Stock	Convertible Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance at March 31, 2001	—	—	28,690,702	$28,690	$42,657,123	$ (52,380,114)	$ (9,694,301)

Issuance of stock to consultant	—	—	48,000	48	95,952	—	96,000
Issuance of stock to directors	—	—	40,000	40	77,960	—	78,000
Issuance of stock for Phone 1 acquisition	—	—	12,000,000	12,000	25,908,000	—	25,920,000
Issuance of Preferred stock for conversion of loan	4,000,000	4,000	—	—	3,996,000	—	4,000,000
Issuance of preferred stock	2,000,000	2,000	—	—	3,998,000	—	4,000,000
Issuance of preferred stock	3,000,000	3,000	—	—	5,997,000	—	6,000,000
Issuance of stock to settle service agreements	—	—	300,000	300	349,700	—	350,000
Issuance of stock options to consultants	—	—	—	—	61,876	—	61,876
Net Loss	—	—	—	—	—	(16,548,256)	(16,548,256)

Balance at March 31, 2002	9,000,000	9,000	41,078,702	41,078	83,141,611	(68,928,370)	14,263,319

Issuance of common stock for conversion of debt – related party	—	—	25,000,000	25,000	9,975,000	—	10,000,000
Issuance of common stock to settle service agreement	—	—	50,000	50	6,450	—	6,500
Issuance of common stock options to consultant	—	—	—	—	30,939	—	30,939
Discount on convertible debt	—	—	—	—	2,875,000	—	2,875,000
Net loss	—	—	—	—	—	(36,836,195)	(36,836,195)
Balance at March 31, 2003	9,000,000	9,000	66,128,702	66,128	$96,029,000	$(105,764,565)	$ (9,660,437)

The accompanying notes are an integral part of this statement.

Phone1Globalwide Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31,

	2003	2002
Cash flows from operating activities:
Net loss	$ (36,836,195)	$ (16,548,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Gains on extinguishment of debt	—	(11,440,582)
Impairment of intangible assets	10,959,341	—
Compensation related to stock options	30,939	61,876
Compensation paid for in common stock	—	96,000
Impairment of long lived assets	539,270	729,658
Loss on settlement of service agreement	236,500	875,694
Loss on disposal and write down of fixed assets	—	1,615,636
Depreciation and amortization	11,938,234	10,887,155
Provision for bad debts	265,430	386,417
Reserve for deposit to vendor	—	122,829
Other losses due to write downs and charge-off	—	966,609
Convertible loan discount amortization	1,693,469	—
Changes in assets and liabilities, net of effects from purchase of subsidiary:
Increase in accounts receivable	(908,378)	(298,117)
Increase in deposit and other assets	(517,169)	(619,498)
Increase in prepaid expenses and other current assets	(709,803)	(253,962)
(Decrease)/increase in accounts payable	(104,848)	868,888
(Decrease)/increase in accrued expenses and other liabilities	(575,877)	795,299
(Decrease)/increase in bank overdraft	(65,127)	65,127

Net cash used in operating activities	(14,054,214)	(11,689,228)

Cash flows from investing activities:
Acquisitions of property and equipment	(2,397,370)	(1,790,053)
Acquisition of Phone 1, net of cash acquired	—	(37,017)
Investment in joint venture - Related Party	—	(350,000)

Net cash used in investing activities	(2,397,370)	(2,177,070)

Cash flows from financing activities:
Proceeds from loans - Related Party	30,000,000	20,450,000
Payment on refinanced loans - Related Party	(10,000,000)	(13,500,000)
Proceeds from the sale of stock	—	10,078,000
Settlement of debt	—	(3,002,936)
Payment of capital lease obligation	—	(1,000,000)
Payment on equipment note payable	(1,500,000)	(500,000)
Advance made to Phone 1 prior to acquisition	—	(145,783)
Proceeds from overdraft facilities - Related Party	12,982,748	1,017,251
Payments from overdraft facilities – Related party	(14,000,000)	—

Net cash provided by financing activities	17,482,748	13,396,532

Net decrease in cash	1,031,164	(469,766)

Cash at beginning of year	174,120	643,886

Cash at end of year	$ 1,205,284	$ 174,120

The accompanying notes are an integral part of these statements.

Phone1Globalwide Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

For the Years Ended March 31,

	2003	2002
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Taxes	$ —	$ 100,332
Interest	$ 1,577,246	$ 703,258

Non-cash investing and financing activity:

For the twelve months ended March 31, 2003, the Company entered into the following non-cash transactions:

On December 20, 2002, GNB Bank exercised (effective as of the close of business on that date), in part, its option and converted $10 million principal amount of the $20 Million Loan at a price of $.40 per share. Consequently, the Company issued 25,000,000 shares of its common stock (the "Conversion Shares") to GNB Bank.

On February 17, 2003, GNB Bank exercised an option granted to it under the $20 Million Dollar Loan and extended a loan to Phone1 in the amount of $5 million (the “Additional $5 Million Loan”). The $20 Million Loan agreement provided that GNB Bank could elect to convert the Additional $5 Million Loan into common stock of the Company at $.40 per share. On February 17, 2003, the fair market value of the common stock of the Company was higher then the conversation price, resulting in a beneficial conversion feature and discount of $2,875,000.

On November 12, 2002, the Company entered into an agreement with a vendor to resolve any claims between the two parties. The Company paid $50,000 in cash and issued 50,000 shares of common stock which were valued at $6,500. The value of the shares was the fair value on the date of the transaction.

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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Phone1Globalwide, Inc. formerly known as Globaltron Corporation and as Win-Gate Equity Group, Inc. (the “Company"), was reincorporated as a Delaware corporation on September 25, 2001. The Company was initially organized on May 17, 1996 in Florida, to locate and effect business combinations with existing businesses.

On January 21, 2000, the Company consummated a stock purchase agreement with all of the shareholders of Globaltron Communications Corporation, a Delaware corporation ("Globaltron” or “GCC") whereby the Company acquired 100% of the outstanding GCC shares. As a result, GCC became a wholly owned subsidiary.

On June 13, 2001, the Company acquired all of the outstanding common stock of Phone1, Inc., a Florida corporation ("Phone1"), a telecommunications marketing company, for 12.0 million restricted shares of our common stock. As a result, Phone1 became a wholly owned subsidiary.

On November 16, 2001, in connection with the formation of Phone1 Smart LLC, a limited liability company (“Phone1 Smart”), organized under the Delaware limited liability act, the Company entered into an operating agreement with MTG Interconnection LC ("MTG"), a Florida limited liability company. The Company owns 51% of the interests in Phone1 Smart. The 51% interest in Phone1 Smart is being consolidated into the financial statements of Phone1Globalwide, Inc.

The Company is a Miami, FL-based facilities provider of integrated communications services to U.S.-based local and long distance telecommunications and payphone operators. Through its subsidiaries, the Company maintains operating agreements that deliver services in many countries throughout the world using third-party networks. The Company also uses proprietary and exclusively-licensed versions of proprietary technology to offer domestic and international long distance telephone calling from public payphones in the United States to anywhere in the world.

Basis of Presentation

The consolidated financial statements include the accounts of Phone1Globalwide, Inc. and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. At March 31, 2003, all cash is on deposit with two related party financial institutions.

Accounts Receivable

Trade accounts receivable are primarily from arbitrage sales. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses.

Concentration of Market Risk

As of March 31, 2003 and 2002, $1,128,780 and $16,468 of cash, respectively, was located in GNB Bank Panama, a related party, which represents a significant concentration of market risk inasmuch as the majority of the Company’s cash is located in this country. The Company has not experienced any losses on its cash deposits.

Property and Equipment

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

Intangible Assets and Long Lived Assets

Prior to April 1, 2002, intangible assets were being amortized on a straight line basis over three years. In June 2001, the Financial Accounting Standards Board issued SFAS 142, “Goodwill and Other Intangible Assets,” which established new accounting and reporting requirements for goodwill and other intangible assets. The new standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer amortized, but are subject to an annual assessment for impairment by applying a fair value based test.

The Company applied the provisions of SFAS 142 beginning on April 1, 2002 and annually performed a transitional fair valued based impairment test. Based on the impairment test, the Company no long amortizes the remaining $1.3 million of intangible assets identified as trade name and trademarks as these assets have been determined to have an indefinite life. In connection with adopting SFAS 142, the Company also reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate.

The Company evaluates long-lived assets, including certain identifiable intangible assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to significant under performance relative to projected operating results, significant changes in strategy for the Company's overall business, and significant industry or economic trends.

Intangible assets were being amortized on a straight-line basis over a period of three years. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company determined that the intangible assets subject to amortization, primarily the reseller agreements, were impaired and the Company recorded a $10,959,000 charge in the Statements of Operations.

Income Taxes

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

Advertising

The Company expenses advertising costs as incurred. Total advertising expense was approximately $1,485,000 and $820,000 for fiscal 2003 and 2002, respectively.

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

The Company's operations and ability to grow may be affected by numerous factors, including changes in customer requirements, new laws and governmental regulations and policies, technological advances, public acceptance of products and services, entry of new competitors and changes in the willingness of financial institutions and other lenders to finance acquisitions and operations. The Company cannot predict which, if any, of these or other factors might have a significant impact on the telecommunications industry in the future, nor can it predict what impact, if any, the occurrence of these or other events might have on the Company's operations.

Fair Value of Financial Instruments

The Company estimates that the fair value of its financial instruments approximates the carrying value of its financial instruments at March 31, 2003 and 2002.

Loss Per Share

At March 31, 2003, the Company has a stock-based employee compensation plan, (the Plan) which are described more fully in Note M. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations. No Stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share data):

	2003	2002
Net loss as reported	$ (36,836)	$ (16,548)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,073)	(1,792)
Pro forma net loss	$ (37,909)	$ (18,340)

Basic and diluted loss per share - as reported	$ (.79)	$ (.45)
Basic and diluted loss per share - pro forma	$ (.81)	$ (.50)

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as some of the options vest over several years and the Company may continue to grant options to employees. In addition, the above calculations include provisions for Series A Preferred Stock dividend in the amount of $1,120,000 and $840,000 in March 31, 2003 and 2002, respectively.

Basic earnings (loss) per common share are based on the weighted average number of common shares outstanding. The total number of such weighted average shares was 48,075,551 and 38,519,513 for the years ended March 31, 2003 and 2002, respectively. Diluted earnings (loss) per common and preferred share are based on the assumption that all dilutive potential common shares, preferred shares and dilutive stock options were converted at the beginning of the year. For the years ended March 31, 2003 and 2002, 1,374,000 and 300,000 options, 50,000,000 and 7,500,000 shares potentially convertible from the convertible loan payable to bank were not included in common stock equivalents because their inclusion would be antidilutive. The preferred shares are also not included as a common stock equivalent in the years ended March 31, 2003 and March 31, 2002, as their inclusion would be antidilutive. The preferred shares which equate to 13,953,489 and 9,000,000 of potential convertible shares for the years ending March 31, 2003 and March 31, 2002.

Stock Options

The Company grants stock options for a fixed number of shares to employees, directors and consultants with an exercise price equal to at least 100% of the fair market value of the shares at the date of grant. The Company has adopted the disclosure-only provision of the Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits the Company to account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Under APB 25, compensation expense is recorded when the exercise price of the Company's employee stock option is less than the market price of the underlying stock at the date of grant.

Reclassification

Certain reclassifications have been made to the 2002 amounts to conform to the 2003 presentation, including a $49,000 amount reclassified to revenue.

Revenue Recognition

During the years ended March 31, 2003 and 2002, the Company derived revenues from carrier sales, arbitrage sales, Phone1 services and sales of prepaid calling cards.

Carrier sales occur when the Company transports an international long distance call to a foreign destination where the Company maintains a facility. Arbitrage sales occur when the Company transports an international long distance call to a foreign destination where the Company does not maintain a facility. Revenues from Phone1 services consist of direct dialed international and long distance calls made from Phone1-enabled pay telephones. The Company does not own the payphones. The calls are routed through the Company’s switching facilities and designated networks. We invoice the payphone owner an amount, based upon the calls made. Revenues from calling cards consist of minutes used.

The Company’s revenue is earned from carrier sales, arbitrage sales, Phone1 services and prepaid calling cards when the service is provided. The service is provided as the customer uses the minutes. The revenue is earned based upon the number of minutes used during a call and is recorded upon completion of a call. Revenue for a period is calculated from information received through the Company’s network switches.

Recently Issued Accounting Pronouncements

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

In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

In April 2003, SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133. It requires, among other things, that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective generally for contracts entered into and modified after June 30, 2003. Because the Company presently has no derivative instruments, adoption is expected to have no effect on its financial statements or disclosures.

During May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the statement of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS No. 150 to have a significant impact on our operating results or financial position.

NOTE B - OPERATIONAL MATTERS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced a net loss of $(36,836,195) for the year ended March 31, 2003. Additionally, the Company's current liabilities exceeded its current assets by $19,482,212 at March 31, 2003, convertible loans payable in the principal amount of $20,000,000 are due to a related party bank prior to March 31, 2004 and the Company used cash of $14,054,214 in its operations for the year ended March 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In response to the matters described in the preceding paragraphs, the Company intends to actively seek additional funding from a variety of sources, including potential issuances of Company's securities in one or more private transactions. Management believes that this additional financing will allow the Company to rigorously pursue its expansion efforts in the coming year and that this expansion will strengthen the Company's cash flow position to provide the Company with the ability to continue in existence. However, the Company is unable to predict whether it will be able to obtain such financing or if obtained, that it will be on terms advantageous to the Company.

NOTE C - ACQUISITIONS

Phone1, Inc.

On June 13, 2001, the Company acquired all of the outstanding common stock of Phone1, a telecommunication marketing company. The Company acquired Phone1 in order to expand its business by providing international and domestic long distance telephone calls from the United States to anywhere in the world from public payphones at competitive consumer rates.

The Company acquired Phone1 for 12 million restricted shares of the Company's common stock. As security for the indemnification provisions given by the Phone1 shareholders, 7.2 million shares were pledged. Such pledge was released at June 13, 2002. The purchase price of $25.9 million was allocated to tangible net assets, including current assets of $146,000, property and equipment of $97,000 and assumed liabilities of $3,426,000. The excess of the purchase price over the fair value of the tangible net assets acquired of $29.1 million was allocated $1.8 million to tradename and trade marks, $136,000 in developed technology, $52,000 Phone1 website and reseller agreements of $27.2 million, which is being amortized over a three-year life using the straight-line method. Beginning April 1, 2002, the Company no longer amortizes the remaining $1.3 million of intangible assets identified as trade name and trademarks as these assets have been determined to have an indefinite life. Pro forma information giving effect to the above acquisition has not been presented since the pro forma information would not materially differ from the historical results of the Company.

NOTE D - INVESTMENT IN JOINT VENTURE

Phone1 Smart

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

Brazil

The Company wrote off the investments in its Brazil joint venture, which amounted to approximately $389,000 and is included as loss on investment and other ventures in the March 31, 2002 Consolidated Statements of Operations. During the fiscal year ended March 31, 2003, the Company wrote off approximately $204,000 for equipment, originally purchased in connection with the Company’s agreement with Schwartz Enterprises, its Joint Venture Partner. Schwartz Enterprises also became a distributor of the Company’s prepaid phone cards. Payment terms were extended to Schwartz Enterprises for the phone cards delivered by the Company. As of March 31, 2003, the remaining balance of approximately $120,000 due and payable from Schwartz Enterprises was written-off.

NOTE E - FIXED ASSETS

Property and equipment consisted of the following at March 31:

	Estimated Useful Life – Years	2003	2002
Office equipment and
furniture and fixtures	4 – 7	$ 2,922,785	$ 1,221,693

Leasehold improvements	Primary term
	of Lease	55,384	55,384
Telecommunication
and satellite equipment	5 – 7	12,125,802	11,633,869
		15,103,971	12,910,946

Less accumulated depreciation		(7,914,999)	(5,065,196)
		$ 7,188,972	$ 7,845,750

On June 28, 2001, the Company entered into a billing software licensing agreement with a vendor. Under the agreement, the vendor granted the Company a non-exclusive, non-transferable license to use their software. The Company paid and capitalized approximately $600,000 for the software. The Company wrote off the capitalized software net of accumulated depreciation due to certain disagreements with the vendor (see Note L). This amount is included in loss on write-down and disposal of fixed assets in the March 31, 2002 Consolidated Statements of Operations.

During the year ended March 31, 2002, the Company wrote off $644,438 of equipment stored at a third party facility. The third party purports to claim an interest in the equipment because the equipment was allegedly not removed from their facility on time. Management disagrees with the third party. No legal claims have yet been filed.

During the year ended March 31, 2002, the Company wrote-off approximately $90,000 for equipment that is no longer in use. The amount is included in the impairment of long-lived assets in the Consolidated Statements of Operations.

During the year ended March 31, 2002, the Company recorded an impairment charge related to certain other assets of approximately $335,000 to reduce their cost to an estimate of fair market value. In March 31, 2003, the remaining balance of approximately $335,000 was recorded as an impairment charge to reduce the balance to zero. The charge was recorded to reduce the cost of the other asset to an estimate of fair market value. The amount is included in the impairment of long-lived assets in the Consolidated Statements of Operations.

In addition, the Company wrote-off certain fixed assets net of accumulated depreciation in the amount of approximately $234,000 which is included as a loss on write-down and disposal of fixed assets in the March 31, 2002 Consolidated Statements of Operations and wrote-off approximately $304,000 for the satellite and switch equipment, which is included in the impairment of long-lived assets in the March 31, 2002 Consolidated Statements of Operations.

NOTE F - INTANGIBLE ASSETS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

Beginning April 1, 2002, the Company no longer amortizes $1.3 million of intangible assets identified as trade name and trademarks as these assets have been determined to have an indefinite life. The Company has annually completed a transitional impairment test of all intangible assets with indefinite lives. Based on the transitional impairment test, no impairment losses were required to be recorded.

The Company requires substantial additional capital to continue the development of its business. Because there can be no assurance that the Company will achieve profitable operations, the Company may, in the future, recognize a substantial impairment of its remaining intangible assets.

As of March 31, 2003, the gross carrying amount of the total intangible amortized assets was approximately $27,337,000 and the total accumulated amortization was approximately $16,378,000. In accordance with the requirements of Statement of Financial Accounting Standard (SFAS) No 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company performed a financial analysis of the intangible assets subject to amortization as of March 31, 2003. This analysis determined there was an impairment loss in the amount of $10,959,000. The impairment loss existed as the carrying value of the intangible assets subject to amortization exceed its fair value. The fair value was determined using estimates of future cash flows directly associated with and expected to arise as a direct results of the use and eventual disposition of the intangible assets subject to amortization.  The estimates of future cash flows incorporated the Company’s own assumptions about the use of the asset and considered all available evidence. As the intangible assets subject to amortization were determined to have a remaining useful life through June 30, 2004, the estimates of future cash flows used to test the recoverability were made through June 30, 2004. The estimates of future cash flows used to test the recoverability through June 30, 2004 indicated a negative cash flow and thus the intangible assets subject to amortization were impaired and an impaired loss in the amount of $10,959,000 was recorded. The Company determined, based on future projections, that the reseller agreements, which comprise the significant amount of the intangible assets subject to amortization, were not going to produce positive cash flow through June 30, 2004 due to the delays in rolling out the Phone 1 services to the pay phones associated with the reseller agreements and the additional selling, marketing and early stage operational costs for pay phones associated with the those reseller agreements. In preparing this analysis in accordance with SFAS 144, the Company included only those reseller agreements that were in place or in process at the Phone 1 acquisition date. The customer agreements that were not in place or in process at the acquisition were not included as part of the analysis to determine impairment.

The following table adjusts earnings (loss) and earnings (loss) per share for the adoption of SFAS 142:

	For the years ended March 31,
($000s except for earnings-per-share amounts)	2003	2002

Reported net loss, before extraordinary item	(36,836)	(27,989)
Add back: trade name and trademark amortization	—	480
Adjusted net loss, before extraordinary item	(36,836)	(27,509)

Net loss	(36,836)	(16,548)
Add back: trade name and trademark amortization	—	480
Adjusted net loss	(36,836)	(16,068)

Basic and diluted earnings per share:

Reported net loss, before extraordinary item	(0.79)	(0.75)
Trade name and trademark amortization	—	0.01
Adjusted net loss, before extraordinary item	(0.79)	(0.74)

Net loss	(0.79)	(0.45)
Add back: trade name and trademark amortization	—	0.01
Adjusted net loss	(0.79)	(0.44)

NOTE G - LOANS PAYABLE

GNB BANK LOANS – RELATED PARTY

Since February 2000, the Company has entered into a series of financings and refinancings with GNB Bank Panama S.A. ("GNB Bank").

In June 2001, the Company entered into two loans with GNB Bank in the principal amount of $1.25 million and $1.2 million, respectively, plus interest at Citibank N.A.'s prime plus 2% (6.25% as of March 31, 2003). Payments of the outstanding obligations were due on July 8, 2001. Additionally, GNB Bank loaned Phone1 an aggregate of $3,050,000 for working capital, which obligations were assumed by the Company due to its acquisition of Phone1. The loans to Phone1 were due on July 6, 2001 (as to $2.75 million) and on July 8, 2001 (as to $300,000). On June 29, 2001, the Company refinanced these outstanding obligations.

On July 31, 2001 Phone1, entered into a loan with GNB Bank in the principal amount of $2.0 million, plus interest at Citibank N.A.'s base rate plus 2% (6.25% as of March 31, 2003). Payment of the outstanding obligations was due on September 17, 2001. The proceeds from the loan were used for working capital. On September 28, 2001, the Company refinanced the $2.0 million loan, plus the accrued interest.

On October 31, 2001, Phone1 entered into a loan agreement with GNB Bank in the principal amount of $10.0 million (the “$10 Million Loan”), plus interest at the rate of 10% per annum. The $10 Million Loan was evidenced by an unsecured convertible promissory note (the "$10 Million Note”) that was due October 30, 2002. The $10 Million Loan was guaranteed by the Company

The principal and interest of the $10 Million Note was convertible, in whole or in part, either prior to or after the maturity date (if the loan and the note are not fully paid), as elected by GNB Bank into shares of Phone1 (representing between 7.5% to 12.5% on a fully-diluted basis, of the total issued and outstanding stock of Phone1) or shares of the Company at the rate of $1.50 per share.

On March 27, 2002, the Company signed an Overdraft Facility (the “Overdraft Facility”) with GNB Bank for $2,000,000 with an interest rate of 12% per annum. The Overdraft Facility expires on March 27, 2003 and it was callable by GNB Bank. However, the facility was extended and on April 29, 2002, the Company increased its Overdraft Facility up to an aggregate amount of $3,200,000. On May 30, 2002, the Company obtained an additional $380,000, increasing the Overdraft Facility to an aggregate amount of $3,580,000. Effective on June 20, 2002, the aggregate principal outstanding amount under the Overdraft Facility was increased to $4,580,000. On July 8, 2002, the Company increased the Overdraft Facility up to an aggregate amount of $6,000,000. Effective on July 16, 2002, the aggregate principal outstanding amount under this Overdraft Facility was increased to $9,000,000. The $9,231,438 outstanding balance of the Overdraft Facility, including accrued interest, was converted into a new note on September 30, 2002, as described below.

On September 30, 2002, GNB Bank exchanged the $10 Million Note, converted the balance outstanding of $9,231,438 under Overdraft Facility which was callable on demand by GNB Bank and provided additional cash to Phone1 of $768,562 (used for working capital purposes) for a new $20 million convertible note (the $20 Million Loan”) due October 31, 2003 (subject to acceleration in certain conditions). The $20 Million Loan is secured by a lien on all of the assets of Phone1, the Company and the Company’s other primary subsidiary, Globaltron, and is guaranteed by the Company and Globaltron. The $20 Million Loan contains representations and covenants by Phone1 and the Company that are usual and customary for a loan of this type, the inaccuracy or violation of which could lead to a default and acceleration of the Loan. The $20 Million Loan bears interest at the prime rate plus 2% (6.25% as of March 31, 2003). The Company also granted to GNB Bank the option to lend an additional $5 million on the same terms and conditions, including the conversion terms described below (the “Optional $5 Million Loan”).

The principal and interest of the $20 Million Loan is convertible, in whole or in part, prior to or after the maturity date (if the loan is not fully paid), as elected by GNB Bank, into shares of the common stock of the Company at the rate of $.40 per share. The Company’s shares of common stock closed at the price of $.11 per share on September 26, 2002, the last day prior to the date of closing of the $20 Million Loan on which a trade was reported. The conversion rate is subject to certain anti-dilution adjustments, including downward adjustment to the amount of any issuance of securities of the Company at a price less than $.40 per share.  In addition, the loan agreement relating to the $20 Million Loan included an option for GNB Bank to loan an additional $5 million on the same terms, including as to conversion into Common Stock (the “Optional $5 Million Loan”) as the $20 Million Loan. The Optional $5 Million Loan was exercised by GNB Bank on February 17, 2003, as described below.

On November 26, 2002, Phone1 entered into a Loan Agreement with GNB Bank for a loan in the amount of $5 million (the “$5 Million Loan”). The $5 Million Loan is on terms substantially identical to the $20 Million Loan, except that the maturity of the $5 Million Loan is October 31, 2003 (subject to acceleration in certain conditions). Like the $20 Million Loan, the $5 Million Loan is secured by a lien on all of the assets of the Borrower, the Company and Globaltron, and is guaranteed by the Company and Globaltron. The $5 Million Loan bears interest at the prime rate plus 2% (6.25% as of March 31, 2003). principal and interest of the $5 Million Loan is convertible, in whole or in part, prior to or after the maturity date (if the loan is not fully paid), as elected by GNB Bank, into shares of the common stock of the Company at a conversion price of $.40 per share. The closing price for shares of the Company’s common stock on the date of the $5 Million Loan was $.40 per share. The conversion price is subject to certain anti-dilution adjustments, including downward adjustment to the amount of any issuance of securities of the Company at a price less than $.40 per share. The $5 Million Loan is in addition to the Optional $5 Million Loan.

On December 20, 2002, GNB Bank exercised (effective as of the close of business on that date), in part, its option and converted $10 million principal amount of the $20 Million Loan at a price of $.40 per share. Consequently, the Company issued 25,000,000 shares of its common stock to GNB Bank. The Company is obligated to cause the registration of such shares, and other shares that may be issued on conversion of the balance of the $20 Million Loan, conversion of the $5 Million Loan and funding and conversion of the Optional $5 Million Loan, under applicable securities laws so as to facilitate any potential resale by GNB Bank of all such shares. In connection with the conversion, the Company issued a new $10 million note to GNB Bank, on the same terms as the converted note, to replace the $20 million note previously evidencing the $20 Million Loan.

On February 17, 2003, GNB Bank exercised the Optional $5 Million Loan and extended a loan to Phone1 in the amount of $5 million (the “Additional $5 Million Loan”). The Additional $5 Million Loan is on terms substantially identical to the $20 Million Loan and the $5 Million Loan, except that the maturity of the Additional $5 Million Loan is March 17, 2004, subject to acceleration in certain conditions, including in the event that neither the Company, Phone1 nor GCC obtains a $5 million loan from a third party for a period of 12 months on or prior to July 31, 2003. We have not yet secured the additional $5 million loan and in the event we not do so by July 31, 2003, GNB Bank could accelerate the maturity date of the Additional $5 Million Loan. Since we do not have sufficient funds to repay the $5 million if GNB Bank were to accelerate repayment of the Additional $5 Million Loan, we would be in default of that loan, which would also cause a default under our other agreements with GNB Bank. Like the $20 Million Loan and the $5 Million Loan, the Additional $5 Million Loan is secured by a lien on all of the assets of Phone1, the Company and Globaltron and is guaranteed by the Company and Globaltron  The Additional $5 Million Loan bears interest at the prime rate plus 2% (6.25% as of March 31, 2003). Like the $20 Million Loan and the $5 Million Loan, the principal and interest of the Additional $5 Million Loan is convertible, in whole or in part, prior to or after the maturity date (if the loan is not fully paid), as elected by GNB Bank, into shares of the common stock of the Company at the rate of $.40 per share. The conversion rate is subject to certain anti-dilution adjustments, including downward adjustment to the amount of any issuance of securities of the Company at a price less than $.40 per share. On February 17, 2003, the fair market value of the Common Stock of the Company was higher then the conversation price, resulting in a beneficial conversion feature and a discount of $2,875,000. For the year ended March 31, 2003, the Company recorded $1,693,439 as an interest expense, and the remaining balance of $1,181,531 will be recorded as an interest expense during the quarter ending June 30, 2003.

The Company has agreed to cause the registration of the shares of common stock issued upon conversion of the $20 Million Loan, the $5 Million Loan and the Additional $5 Million Loan under applicable securities laws so as to facilitate any potential resale by GNB Bank of such common stock. GNB Bank has extended the time by which the Company is required to file such registration statement until July 31, 2003.

GNB Bank is the Company’s largest shareholder and, subject to the anti-dilution adjustments described above, if it elected to: (i) convert the $10 million outstanding balance of the $20 Million Loan, (ii) convert all of the $5 Million Loan, (iii) convert its shares of the Company’s Series A preferred stock (see Note P), and (iv) convert the Additional $5 Million Loan, it would receive an additional 60,852,714 shares and would then beneficially own approximately 70% of the Company’s issued and outstanding shares of common stock.

NOTE H – LOANS FROM OTHER RELATED-PARTY FINANCIAL INSTITUTIONS

On March 29, 2002, the Company entered into a loan agreement with a related party financial institution in the principal amount of $1 million. The loan was funded April 1, 2002. The interest rate charged on the loan agreement was based on the prime rate (4.25% as of March 31, 2003) plus 1%. The loan was evidenced by a promissory note. The loan was payable on demand and it was paid through refinancing on April 29, 2002.

On April 29, 2002, the Company entered into a loan agreement with a related party financial institution in the principal amount of $1 million. The interest rate charged on the borrowings under the loan agreement was the prime rate plus 1%. The loan was payable on demand and the outstanding balance under the loan agreement was refinanced on May 31, 2002.

On May 30, 2002, the Company signed a new loan agreement with a related party financial institution in the principal amount of $1 million. Interest rate charged on the borrowing under the loan agreement is 5.75%. The loan was refinanced on August 20, 2002.

On October 9, 2002, Phone1 borrowed $1.5 million from a related party financial institution. The loan bears interest at the rate of 5.75% per annum and is payable on demand.  The loan proceeds are being used for general working capital purposes. As of March 31, 2003, the loan had a zero balance. Subsequent to March 31, 2003, the Company borrowed $1.5 million under the loan agreement. A director of the bank is also a director of the Company.

As of March 31, 2003, the Company has $74,596 of cash with a related party US bank.

NOTE I - EXTINGUISHMENT OF DEBT AND NOTE EQUIPMENT PAYABLE

In June 2001, the Company entered into an agreement with a vendor. The Company returned $4,197,064 of equipment and paid $3,002,936 in cash for full and complete satisfaction of the $14.4 million outstanding obligations due to the vendor. The Company recorded an extraordinary gain of approximately $7.2 million due to the settlement.

On September 30, 2001, the Company entered into an agreement with a vendor. The Company paid $1.0 million in cash and signed a $2.0 million promissory note bearing an interest rate of 8.5% to the vendor for full and complete satisfaction of the outstanding obligations to the vendor. The note and the accrued interest were paid in four (4) installments on December 31, 2001, March 31, 2002, June 30, 2002 and October 31, 2002. The note was secured by a lien on vendor's equipment in our possession and a guaranty of payment by the Company up to $1.5 million. The Company recorded an extraordinary gain of approximately $4.2 million.

NOTE J - INCOME TAXES

The Company has no current income tax expense because of a tax net operating loss for the years ending March 31, 2003 and 2002. The Company has not recorded a deferred tax expense because of a valuation allowance, which completely provides for the deferred tax assets. The valuation allowance is recorded to reduce the total defered tax assets to an amount that will more likely than not be realized.

The following table summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows:

	2003	2002

Standard federal rate	(34.0)%	(34.0)%
Increase (decrease) in tax resulting from:
Nondeductible items	16.8%	18.7%
State taxes, net of federal tax benefit	(3.0)%	(3.0)%
Valuation allowance	20.2%	18.3%
Effective Tax Rate	— %	— %

Deferred tax assets are comprised of the following at March 31:

	2003	2002

Deferred tax assets:
Write-down of investments	$ 129,500	$ 129500
Reserve on deposits	112,046	45,446
Stock compensation	255,102	243,654
Fixed assets write down	—	1,094,261
Allowance for doubtful accounts	87,414	38,775
Other accruals and reserves	33,278	—
Net operating loss	15,498,132	10,516,175

Deferred tax assets	16,115,472	12,067,811

Less valuation allowance	15,959,185	12,067,811

Net deferred tax asset	$ 156,287	$ —

Deferred tax liabilities:
Depreciation	$ 156,287	$ —

Total gross deferred tax liabilities	$ 156,287	$ —

Deferred tax assets, net	$ —	$ —

During the year ended March 31, 2003, the Company’s valuation allowance increased by $3,891,374.

At March 31, 2003, the Company had net operating loss carry forwards for federal tax purposes of approximately $41,887,000 that will begin to expire in 2021. Utilization of net operating losses may be limited if an ownership change has occurred within the meaning of Internal Revenue Code Section 382.

NOTE K - LEASE COMMITMENTS

Future minimum payments, by year and in the aggregate, under an operating lease for office space and an equipment lease with a remaining term in excess of one year as of March 31, 2003, is as follows:

 Year

   Operating

Ending

      Leases

2004

$    595,254

2005

      609,861

2006

      567,421

2007

      410,391

2008

      426,794

Thereafter

      708,764

Total minimum lease payments

$  3,318,485

Rent expense was $749,894 and $566,992 for the years ended March 31, 2003 and 2002, respectively.

NOTE L - COMMITMENTS AND CONTINGENCIES

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

On June 28, 2001, Phone1 entered into a billing software licensee agreement with a vendor. Under the agreement, the vendor granted Phone1 a non-exclusive, non-transferable license to use their software. The licensing and maintenance fees under the license agreement were to be paid at a rate of $21,000 per month for a period of 36 months. The fees to be paid by Phone1 under the license agreement were also subject to escalation if Phone1 reached certain revenue milestones (which milestones were not met prior to the termination of the agreement). Phone1 is not currently using the billing software due to certain disputes. The vendor filed a claim on April 1, 2002 against Phone1 for approximately $700,000 for a breach of a software license agreement. Phone1 has filed a counterclaim against the vendor seeking damages for the breach of software license agreement, breach of express warranty, breach of an implied warranty of fitness for a particular purpose, money had and received and unjust enrichment. Phone1 is seeking damages in excess of $1,000,000. The vendor has amended its complaint to add Globaltron Communications Corporation as a defendant, and to add additional claims against Phone1. Phone1 and GCC answered the amended complaint, denied the allegations and asserted affirmative defenses. Phone1 and GCC recently amended their counterclaims to add claims (a) to reform the license agreement to conform to the parties’ understanding regarding GCC’s use of the software and (b) for declaratory judgment regarding the same issue. The vendor answered the amended complaint, denied the allegations and asserted affirmative defenses. The case is on the court’s September/October 2003 trial calendar. At this stage of the proceedings, no outcome can be determined. The Company intends to vigorously defend against this claim.

Spitfire Merchants, Ltd. v. Globaltron Corporation f/k/a Win-Gate Equity Group, Inc. n/k/a Phone1 Globalwide Inc. was filed on June 5, 2001 in the Eleventh Judicial Circuit Court in and for Miami-Dade County, Florida. The lawsuit seeks damages for alleged breach of contract in connection with the purchase of shares in the Company. Spitfire alleges that it was not given the correct amount of shares and that some of the shares it received were restricted, allegedly in violation of Spitfire's subscription agreement with the Company. Spitfire has sought damages in excess of $1,000,000, which is disputed by the Company. In its answer, the Company asserted the affirmative defenses of failure to mitigate damages and failure of consideration. In February 2002, the Company responded to discovery propounded by Spitfire. Spitfire has served notice that it is ready for trial, however the Company intends to conduct discovery and has served notice of deposition on several persons. At this stage of the proceedings, no outcome can be determined. The Company intends to vigorously defend against this claim.

During the year ended March 31, 2002 the Company received a bill from a vendor of telecommunication services covering the period from March 2000 to June 2001. The Company had disputed the charges on the grounds the vendor never provided the services. On September 20, 2002, the Company received a credit for the disputed amount from the vendor.

Eric Frizza filed suit against Phone1, Inc., Dario Echeverry, et al. on March 14, 2002, in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida seeking declaratory relief and damages for breach of contract in connection with his alleged 1.5% equity interest in Phone1. Both Phone1 and Echeverry filed answers denying that Frizza was entitled to any relief, other than payment he has already been paid for various services he performed for Phone1. Initial requests for production propounded to Echeverry have been answered. Thereafter, an order was entered requiring Frizza to show cause why the case should not be dismissed for failure to prosecute the claims. Although Frizza failed to file any response to that order, the case has not yet been dismissed. At this stage of the proceedings, no outcome can be determined. The Company intends to vigorously defend against this claim.

On April 4, 2002, the Company terminated a telecommunications service agreement with a vendor, pursuant to which the vendor agreed to release the Company of all claims for the outstanding balance owed to the vendor and the execution of a new co-location agreement with the vendor. The Company did not incur any penalties as a result of the early termination. The Company entered into a new agreement with the vendor for equipment racks to house the Company's equipment. Under the new agreement, the Company is required to pay for services totaling $768,000 at a rate of $19,200 per month, through August 9, 2005.

On June 28, 2002 the Company reached an agreement with a vendor to terminate all agreements and release the Company of all claims for the outstanding balance owed to the vendor. Under the settlement the Company paid $150,000 at the signing of the agreement and the vendor retained the deposit of approximately $46,000. In addition, the Company will pay $10,000 a month for 18 months commencing in December of 2002. In the event the Company orders new services from the vendor the monthly payments of $10,000 will be applied against the new services.

In July 2002, Fire Sign, Inc. sought an injunction in the Southern District of Florida against Phone1, Inc., asserting claims of copyright infringement as to certain designs Fire Sign alleged that it created for Phone1. Phone1 moved to stay the case pending arbitration of Fire Sign’s claims, basing its argument for arbitration on the language contained in the agreements between the parties. The court granted Phone1's motion to stay and FireSign filed a demand for arbitration with the American Arbitration Association. Phone1 answered the demand to arbitrate, denied the allegations and asserted affirmative defenses. Fire Sign has quantified its damages at $805,995, exclusive of attorneys’ fees and costs. The final hearing on this arbitration is scheduled to begin on September 22, 2003. Phone1 has filed a motion requesting summary disposition of Fire Sign’s claims before the final hearing. The arbitrator has not yet ruled on Phone1’s motion for summary disposition. At this stage of the proceedings, no outcome can be determined. The Company intends to vigorously defend against this claim.

On October 15, 2002, Phone1 entered into an agreement with Via One Technologies, Inc. (“Via One”), an unaffiliated New York-based marketer and distributor of prepaid phone cards and telephone calling cards. Under the agreement, the parties intend to jointly develop a Phone1-branded international calling card service. During the five year term of the agreement, Via One is appointed as Phone1’s worldwide, exclusive (if it meets specified minimum quarterly gross sales during 2003) distributor of the Phone1 calling card service. Following payment of costs of sales, gross margins will be distributed to the parties on a 50/50 basis. Following termination of the agreement for any reason, Via One will continue to receive a residual fee equal to 2% on the face value of all Phone1 calling card revenues. The parties agreed to pay 1-1/2% of gross margins to an unaffiliated third party who assisted in developing and structuring the relationship between Phone1 and Via One. On February 20, 2003, the agreement was terminated by mutual consent of the parties and the parties agreed to enter into negotiations for a new relationship between them. To date, no further understandings have been reached.

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

During the year ended March 31, 2003, the Company executed employment agreements with Dario Echeverry as Chief Executive Officer, Syed Naqvi as Chief Financial Officer, Dilowe Barker as Chief Operating Officer and Federico Fuentes as Chief Technical Officer. The expiration dates of the agreements are March 31, 2005 as to Messrs. Echeverry and Naqvi, December 31, 2005 as to Mr. Barker and December 31, 2004 as to Mr. Fuentes. The agreement with Mr. Echeverry provides for an annual base salary of $250,000, while the agreements with Messrs, Naqvi, Barker and Fuentes provide for annual base salaries of $220,000 each. The employment agreements also provide that in the event of the Company's material breach or termination of the executive's employment during the term of the agreement, without cause, in the event of a change of control (as defined in the agreements) or by the executive, with good cause (as defined in the agreements), the executive shall be entitled to receive as severance pay a lump sum of up to two year's salary. The executives are entitled to bonuses, to the extent determined by the Board of Directors, and to participate in the Company’s stock option and other compensatory and benefit plans established for the benefit of employees. The executives have also assigned to the Company all of their rights to inventions created by them during the course of their employment, and the agreements contain one-year restrictive covenants following termination of the agreement, restricting them from competing against the Company or soliciting our employees.

On April 21, 2003, GCC filed suit in Miami-Dade County Circuit Court (Case N0. 03-9655 CA 09) against NWT Partners, Ltd., seeking a determination that GCC has been constructively evicted from its offices on the  25th floor of 100 N. Biscayne Blvd., Miami, Florida, as a result of environmental issues and unacceptable air quality. GCC also seeks damages for breach of lease and a declaratory judgment that, as a result of the constructive eviction, the lease for such space is terminated. Suit was filed following repeated complaints by GCC of air quality problems and the failure of the landlord to take corrective action. The suit is supported by an independent evaluation performed by GCC’s environmental experts, concluding, among other things, that a lack of adequate ventilation in the premises has caused the poor air quality. GCC has withheld payment of rent in accordance with Florida Statute Section 83.201, however rent has been paid into the court pursuant to an order of the judge. The landlord has denied GCC’s claims and has brought a separate action in Miami-Dade County Court (Case No. 03-7563-CC-01) seeking to evict GCC from the premises and damages for GCC’s alleged breach of lease resulting from its failure to pay rent. The landlord is also seeking future rent payments over the balance of the lease term. The landlord’s case has been transferred to the court hearing GCC’s constructive eviction claim, and a motion to consolidate the two cases is being prepared.  At this stage of the proceedings, no outcome can be determined. The Company intends to vigorously defend against this claim.

The Company is involved in various lawsuits, either as plaintiff or defendant, and is the subject of various claims, in the ordinary course of business. In the opinion of management, the outcome of these lawsuits and claims will not have a material impact on the Company’s consolidated financial statements. The Company expenses legal costs relating to these lawsuits as the costs are incurred.

NOTE M - EQUITY TRANSACTIONS

Preferred Stock

A total of 10,000,000 shares of the Company's Preferred Stock have been designated as "Series A 8% Convertible Preferred Stock" (the "Series A Preferred"). The Series A Preferred is entitled to receive dividends at the rate of 8% per annum only if declared by the Board of Directors. Upon any liquidation or dissolution of the Company (including certain deemed liquidations) the holders of the Series A Preferred are entitled to receive an amount equal to the amount paid for such stock plus any accrued but unpaid dividends before any amounts are distributed to the holders of any junior stock (including the Company's common stock). Holders of the Series A Preferred are entitled to one vote per share and, except in certain limited circumstances, vote together with the holders of the Company's common stock. Certain actions may not be undertaken without the separate vote of the holders of at least 70% of the then outstanding Series A Preferred, including without limitation (i) the issuance of any security senior or on parity to the Series A Preferred, (ii) any merger or consolidation of he Company or any sale of all or substantially all of its assets , (iii) the Company entering into material joint venture or similar arrangement, other than in the ordinary course of business, and (iv) making any changes to the Company's stock option plan and any grants thereunder. Shares of the Series A Preferred are convertible into shares on common stock initially on a one for one basis. The conversion rate is subject to adjustment upon the occurrence of certain dilutive stock issuances and in the event of stock splits, reclassifications and the like. As of March 31, 2003, the Company had accumulated $1,960,000 as preferred dividend. However, no dividend has been declared by the board.

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

Sale of Preferred Stock to Premium Quality Fund

On June 26, 2001, Premium Quality Fund acquired 2.0 million shares of the Company's newly issued Series A Preferred Stock at $2.00 per share, for an aggregate of $4.0 million.

Sale of Common Stock to Company Directors

In April 30, 2001, three of the Company's Directors each purchased 10,000 shares of restricted Common Stock at the then fair market price of $1.95 per share. In June 2001, the Company's fourth Director also purchased 10,000 shares on the same terms.

Stock Options

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

On April 30, 2001 the Company granted 300,000 options to directors with the strike price being the current fair market value of the share price. The Options were 50% vested at the Grant Date and the remainder will be vested on the first anniversary of the Grant Date.

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

On April 16, 2002, the Company granted 240,000 options to an executive. The strike price of the options was the closing price at April 16, 2002. The options were fully vested at the grant date.

In April 2002, the Board of Directors amended and restated its Stock Incentive Plan to increase the number of shares of common stock that may be subject to stock options granted to non-employee directors upon their beginning service as a director from 50,000 shares to 150,000 shares and to authorize the grant of stock options to purchase up to a maximum of 75,000 shares in any calendar year. Stock option grants made in connection with a non-employee director's beginning service shall be 50% vested and exercisable on the date of grant and the remainder of the stock option will vest and become exercisable on the first anniversary of the date of grant. Stock option grants made in calendar years other than the calendar year in which a non-employee director begins service shall vest and become exercisable as determined by the Board of Directors. The Board of Directors also amended the Stock Incentive Plan to provide for a "cashless exercise" procedure with respect to all stock options granted under the Stock Incentive Plan if the Common Stock is quoted on the Over The Counter Bulletin Board

Information with respect to stock option activity is as follows:

	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	1,916,000	$ 2.58	1,343,500	$ 4.08

Granted	240,000	1.10	1,275,000	1.54
Exercised	—	—	—	—
Forfeited	(482,000)	4.77	(702,500)	4.84

Outstanding at end of year	1,674,000	$ 1.74	1,916,000	$ 2.58

Options exercisable at end of year	1,374,750		1,265,500

Weighted-average fair value of options granted during the year		$ 1.10		$ 1.42

The following information applies to options outstanding at March 31, 2003.

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$.95 - $2.25	1,390,000	8.58	$ 1.48	1,118,750	$ 1.84
$2.50 - $3.12	284,000	7.87	$ 2.99	256,000	$ 3.31

The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002, respectively: expected volatility of 332% for 2003 and 199% for 2002; risk-free interest rates of 4.87% in 2003 and 4.61% in 2002; and expected holding periods is 3 years in 2003 and 3 years in 2002.

NOTE N - RELATED PARTY TRANSACTIONS

Legal services were performed for the Company by a law firm in which a former director is employed. These services totaled approximately $639,230 and $785,000 for the years ended March 31, 2003 and 2002, respectively.

Since June 2001, the Company has purchased branded handsets and certain equipment from TU, LLC a privately-held company based in Ohio. In June 2001, an employee of TU began providing consulting services to Phone1. Thereafter, the consultant became a full-time employee of Phone1 and, now serves as an executive officer of Phone1. The spouse of the executive officer is a vice-president of TU and owns less than 5% of the outstanding equity in TU. For each of the years ended March 31, 2003 and 2002, the Company paid $1,160,000 and $358,000, respectively, for product purchased from TU.

On July 15, 2002, the Company entered into an agreement with EMIDA Technologies, Inc. for $ 775,000. Under the agreement EMIDA will provide services to coordinate the integration of the new CDR export application software, data warehouse system telecommunication mapping software and EMIDA’s Telco Operating Support Portal to the Company. The Chairman of the Board of the Company is a former director and executive vice president of EMIDA. For each of the years ended March 31, 2003 and 2002, the Company paid EMIDA $470,500 and $14,000, respectively, under the agreement.

For the year ended March 31, 2003, the Company paid LF Marketing approximately $318,000 for services rendered in connection with the Company’s street marketing campaign. As independent contractors, LF Marketing was responsible for the payment of costs and expenses associated with their services. LF Marketing is owned by the brother and sister-in-law of a non-executive officer of the Company.

A board member of the Company is also the Chairman of the Board of a financial institution the Company does business with.

During the years ended March 31, 2003 and 2002, the Company paid Consad Corp. $622,000 and $174,000, respectively for products and services. Consad Corp. is a minority owner of MTG. See Note A.

Other related party transactions are disclosed in Notes F, G, H, L and M.

NOTE O - CONCENTRATION

The Company principally provides telecommunications services. The Company had two and four customers in 2003 and 2002, respectively, with sales more of than 10% of the total sales. The Company provides trade credit to its customers in the normal course of business.

NOTE P – SUBSEQUENT EVENTS (unaudited)

On May 8, 2003, the Company granted 1,310,000 options to three directors, four executives and two employees. The exercise price of the options was the closing price as of May 30, 2003. Options are fully vested and have a cashless exercise provision.

On June 12, 2003, GNB Bank Panama, S.A. converted all of the 7,000,000 shares of the Company’s Series A preferred stock owned by it into 10,852,714 shares of common stock at the adjusted conversion price of $.645 per share. On the same day, Premium Quality Fund converted all of its 2,000,000 shares of Series A preferred stock owned by it into 3,100,775 shares of common stock at the adjusted conversion price of $.645 per share. The converted shares represented all of the Company’s outstanding preferred stock.

As of June 27, 2003, the Company was in an overdraft position with GNB Bank of approximately $3.6 million.

Exhibit Index

10.39

Employment Agreement dated March 17, 2003, between Phone1Globalwide, Inc. and Dilowe Barker.*/**

10.40

Employment Agreement dated as of January 1, 2003, between Phone1Globalwide, Inc. and Federico Fuentes.*/**

10.41

Consulting Agreement dated March 10, 2003, between Phone1Globalwide, Inc. and Stockholder Associates Corporation.*

10.42

Software License Agreement dated February 13, 2003 between PhoenixSoft, Inc. and Phone1, Inc.*

10.43

Support Agreement dated February 13, 2003 between PhoenixSoft, Inc. and Phone1, Inc.*

10.49

Letter dated March 10, 2003, from GNB Bank Panama S.A. notifying Phone1, Inc. that it is not accelerating the maturity date of the November 26, 2002 $5 Million Loan.*

10.50

Letter dated April 30, 2003, from GNB Bank Panama S.A. notifying Phone1, Inc. that it is extending the date to which it may accelerate the maturity date of the February 17, 2003 $5 Million Loan.*

10.51

Letter dated May 11, 2003, from GNB Bank Panama S.A. extending the date by which the Company is required to file a registration statement. *

10.52

Letter dated February 20, 2003, between Phone1, Inc. and Via One Technologies, Inc., terminating Agreement dated October 15, 2002. *

10.53

Consulting Agreement dated April 15, 2002 between Phone1, Inc. and APC Development Inc. and Weaver Jordan. *