Form 10QSB
period 2003-06-30
PHONE1GLOBALWIDE INC
filed 2003-08-18
CIK 1017837

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                For the transition period from _______ to _______

                       Commission File Number: 333-05188A

                             PHONE1GLOBALWIDE, INC.
                             -----------------------
              (Exact Name of Small Business Issuer in Its Charter)

                     Delaware                           65-0669842
                     --------                           ----------
           (State or other jurisdiction of incor- (I.R.S. Employer Identi-
                poration or organization)             fication Number)

          100 No. Biscayne Boulevard, 25th Floor, Miami, Florida 33132
          -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 371-3300
                                 --------------
                           (Issuer's Telephone Number)

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

Yes [X]           No [ ]

State the number of shares outstanding of each of the issuer's class of common equity, as of August 14, 2003: 80,082,191

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                     PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES

                                      INDEX

PART I   -   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2003 (unaudited)
         and March 31, 2003                                                    3

         Unaudited Consolidated Statements of Operations for the Three
         Months Ended June 30, 2003 and 2002                                   4

         Unaudited Consolidated Statement of Cash Flows for the Three
         Months Ended June 30, 2003 and 2002                                   5

         Notes to Consolidated Financial Statements                            6

Item 2.  Mangement's Discussion and Analysis or Plan of Operation             12

Item 3.  Controls and Procedures                                              21

PART II   -   OTHER INFORMATION

Item 1.  Legal Proceedings                                                    21

Item 2.  Changes in Securities and Use of Proceeds                            22

Item 3.  Default Upon Senior Securities                                       22

Item 4.  Submission of Matters to a Vote of Security Holders                  22

Item 5.  Other Information                                                    23

Item 6.  Exhibits and Reports on Form 8-K                                     23

SIGNATURES                                                                    28

EXHIBIT INDEX                                                                 29

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

             June 30, 2003 (Unaudited) and March 31, 2003 (Audited)

                                                                                                JUNE 30, 2003    MARCH 31, 2003
                                          ASSETS
Current assets
  Cash                                                                                          $     100,614    $   1,205,284
  Accounts receivable, less allowance for doubtful
     accounts of $254,253 and $236,253 at June 30,
     2003 and March 31, 2003, respectively                                                            727,338          863,170
  Prepaid expenses and other current assets                                                         1,591,527          885,093
                                                                                                -------------    -------------
        Total current assets                                                                    $   2,419,479    $   2,953,547

Property and equipment, net                                                                         8,702,743        7,188,972
Deposits and other                                                                                  1,328,942        1,304,244
Intangible Assets                                                                                   1,328,559        1,328,559
                                                                                                -------------    -------------
        Total assets                                                                            $  13,779,723    $  12,775,322
                                                                                                =============    =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Bank overdraft - related party                                                                $      41,040    $        --
  Line of Credit - related party                                                                    1,500,000             --
  Bank overdraft - related party                                                                    3,693,872             --
  Accounts payable                                                                                  1,024,363        1,688,167
  Convertible loan payable to bank - related party
     (net of -0- and $1,181,531 discount in June 30, 2003 and March 31, 2003, respectively)        20,000,000       18,818,469
  Equipment note payable, current portion                                                                --               --
  Accrued expenses and other current liabilities                                                    2,341,837        1,929,123
                                                                                                -------------    -------------
        Total current liabilities                                                               $  28,601,112    $  22,435,759

Stockholders' equity
  Series A 8% Convertible Preferred stock, par value of $.001,
     10,000,000 shares authorized; -0- and 9,000,000 issued
     and outstanding as of June 30, 2003 and
     March 31, 2003, respectively                                                                        --              9,000
  Common stock, par value of $.001, 200,000,000 shares
     authorized; 80,082,191 and 66,128,702 shares issued
     and outstanding as of June 30, 2003 and March 31, 2003,
     respectively                                                                                      80,082           66,128
  Additional paid-in capital                                                                       96,024,047       96,029,000
  Accumulated deficit                                                                            (110,925,518)    (105,764,565)
                                                                                                -------------    -------------
  Total stockholders' equity (deficit)                                                          ($ 14,821,389)   ($  9,660,437)
                                                                                                -------------    -------------
  Total liabilities and stockholders' equity (deficit)                                          $  13,779,723    $  12,775,322
                                                                                                =============    =============

        The accompanying notes are an integral part of these statements.

                     PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2003 and 2002

                                                           JUNE 30, 2003             JUNE 30, 2002
Revenue                                                    $  3,015,091              $    772,649
Expenses
  Cost of sales                                               3,097,758                 1,221,547
  General and administrative                                  1,972,465                 1,666,519
  Marketing and promotion                                       559,907                   158,098
  Depreciation                                                  889,837                   681,620
  Intangible asset amortization                                    --                   2,211,004
  Settlement of service agreement                               143,133                      --
                                                           ------------              ------------
       Operating loss                                      $ (3,648,009)             $ (5,166,139)
Other income (expense)
  Interest expense, net                                      (1,512,944)                 (380,618)
                                                           ------------              ------------
Loss before provision for income tax                       $ (5,160,953)             $ (5,546,757)
Income tax benefit                                                 --                        --
                                                           ------------              ------------
Net Loss
                                                           $ (5,160,953)             $ (5,546,757)
                                                           ============              ============
Basic earnings (loss) per share
                                                                  (0.07)                    (0.16)
Diluted earnings (loss) per share
                                                                  (0.07)                    (0.16)
Weighted average shares of common stock outstanding:
 Basic
                                                             69,042,068                41,078,702
 Diluted
                                                             69,042,068                41,078,702

Note: Loss per share calculations include provisions for Series A Preferred Stock dividend in the amount of $ 0 and $280,000 at June 30, 2003 and 2002, respectively.

        The accompanying notes are an integral part of these statements.

                     PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2003 and 2002

                                                                                             JUNE 30, 2003       JUNE 30, 2002
Cash flows from operating activities:
  Net Loss                                                                                    $(5,160,953)       $(5,546,757)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Compensation related to stock options                                                           --               10,313
     Depreciation and amortization                                                                889,838          2,892,624
     Provision for bad debts                                                                       18,000            129,640
     Convertible loan discount amortization                                                     1,181,531               --
     Settlement of service agreement                                                              143,133               --
  Changes in assets and liabilities, net of effects
     from purchase of subsidiary:
     Decrease in accounts receivable                                                              117,832             15,861
     (Increase)/decrease in deposit and other assets                                              (24,698)             3,518
     Increase in prepaid expenses and other current assets                                       (706,434)          (247,874)
     Decrease in accounts payable                                                                (663,804)          (149,874)
     Increase/(decrease) in accrued expenses and                                                  269,581           (842,182)
        other liabilities
     Increase in bank overdraft                                                                    41,040            123,247
                                                                                              -----------        -----------
                 Net cash used in operating activities                                        $(3,894,934)       $(3,611,484)
Cash flows from investing activities:
  Acquisitions of property and equipment                                                       (2,403,608)          (127,160)
                                                                                              -----------        -----------
                 Net cash used in investing activities                                        $(2,403,608)       $  (127,160)
Cash flows from financing activities:
  Payment on equipment note payable                                                                  --             (500,000)
  Proceeds from bank overdraft - related party                                                  3,693,872          3,234,533
  Proceeds from line of credit - related party                                                  1,500,000          1,000,000
                                                                                              -----------        -----------
                 Net cash provided by financing activities                                    $ 5,193,872        $ 3,734,533
                                                                                              -----------        -----------
Net decrease in cash                                                                           (1,104,670)            (4,111)
Cash at beginning of year                                                                       1,205,284            174,120
                                                                                              -----------        -----------
Cash at end of year                                                                           $   100,614        $   170,009
                                                                                              ===========        ===========
Supplemental disclosure of cash flow information: Cash paid during the year for:
     Taxes                                                                                    $      --          $      --
                                                                                              ===========        ===========
     Interest                                                                                 $   330,972        $   359,661
                                                                                              ===========        ===========

Non-cash investing and financing activity:

For the three months ended June 30, 2003, the Company entered into the following non-cash transactions:

On June 12, 2003, GNB Bank Panama, S.A. converted all of the 7,000,000 shares of the Company's Series A preferred stock owned by it into 10,852,714 shares of common stock at the adjusted conversion price of $.645 per share. On the same day, Premium Quality Fund converted all of its 2,000,000 shares of Series A preferred stock owned by it into 3,100,775 shares of common stock at the adjusted conversion price of $.645 per share. The converted shares represented all of the Company's outstanding preferred stock.

For the three months ended June 30, 2002, there were no non-cash transactions.

        The accompanying notes are an integral part of these statements.

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Generally accepted accounting standards also require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclose contingent assets and liabilities at the date of the financial statements. Significant estimates include those made for the allowance for uncollectible accounts, and contingencies. Actual results could differ from those estimates. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

NOTE B - OPERATIONS OF THE COMPANY

Phone1Globalwide, Inc. formerly known as Globaltron Corporation and as Win-Gate Equity Group, Inc. (the "Company"), was reincorporated as a Delaware corporation on September 25, 2001. The Company was initially organized on May 17, 1996 in Florida, to locate and effect business combinations with existing businesses.

On January 21, 2000, the Company consummated a stock purchase agreement with all of the shareholders of Globaltron Communications Corporation, a Delaware corporation ("Globaltron" or "GCC") whereby the Company acquired 100% of the outstanding GCC shares. As a result, GCC became a wholly owned subsidiary.

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

NOTE C - RECLASSIFICATION

Certain reclassifications have been made to the 2002 amounts to conform to the 2003 presentation, including a $19,000 amount reclassified to revenue.

NOTE D - LOANS PAYABLE, COMMITMENTS AND CONTINGENCIES

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

On October 31, 2001, Phone1 entered into a loan agreement with GNB Bank in the principal amount of $10.0 million (the "$10 Million Loan"), plus interest at the rate of 10% per annum. The $10 Million Loan was evidenced by an unsecured convertible promissory note (the "$10 Million Note") that was due October 30, 2002. The $10 Million Loan was guaranteed by the Company.

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

On September 30, 2002, GNB Bank exchanged the $10 Million Note, converted the balance outstanding of $9,231,438 under Overdraft Facility which was callable on demand by GNB Bank and provided additional cash to Phone1 of $768,562 (used for working capital purposes) for a new $20 million convertible note (the $20 Million Loan") due October 31, 2003 (subject to acceleration in certain conditions). The $20 Million Loan is secured by a lien on all of the assets of Phone1, the Company and the Company's other primary subsidiary, Globaltron, and is guaranteed by the Company and Globaltron. The $20 Million Loan contains representations and covenants by Phone1 and the Company that are usual and customary for a loan of this type, the inaccuracy or violation of which could lead to a default and acceleration of the Loan. The $20 Million Loan bears interest at the prime rate plus 2% (6.25% as of March 31, 2003). The Company also granted to GNB Bank the option to lend an additional $5 million on the same terms and conditions, including the conversion terms described below (the "Optional $5 Million Loan").

The principal and interest of the $20 Million Loan is convertible, in whole or in part, prior to or after the maturity date (if the loan is not fully paid), as elected by GNB Bank, into shares of the common stock of the Company at the rate of $.40 per share. The Company's shares of common stock closed at the price of $.11 per share on September 26, 2002, the last day prior to the date of closing of the $20 Million Loan on which a trade was reported. The conversion rate is subject to certain anti-dilution adjustments, including downward adjustment to the amount of any issuance of securities of the Company at a price less than $.40 per share. In addition, the loan agreement relating to the $20 Million Loan included an option for GNB Bank to loan an additional $5 million on the same terms, including as to conversion into Common Stock (the "Optional $5 Million Loan") as the $20 Million Loan. The Optional $5 Million Loan was exercised by GNB Bank on February 17, 2003, as described below.

On November 26, 2002, Phone1 entered into a Loan Agreement with GNB Bank for a loan in the amount of $5 million (the "$5 Million Loan"). The $5 Million Loan is on terms substantially identical to the $20 Million Loan, except that the maturity of the $5 Million Loan is October 31, 2003 (subject to acceleration in certain conditions). Like the $20 Million Loan, the $5 Million Loan is secured by a lien on all of the assets of the Borrower, the Company and Globaltron, and is guaranteed by the Company and Globaltron. The $5 Million Loan bears interest at the prime rate plus 2% (6.25% as of March 31, 2003). Principal and interest of the $5 Million Loan is convertible, in whole or in part, prior to or after the maturity date (if the loan is not fully paid), as elected by GNB Bank, into shares of the common stock of the Company at a conversion price of $.40 per share. The closing price for shares of the

Company's common stock on the date of the $5 Million Loan was $.40 per share. The conversion price is subject to certain anti-dilution adjustments, including downward adjustment to the amount of any issuance of securities of the Company at a price less than $.40 per share. The $5 Million Loan is in addition to the Optional $5 Million Loan.

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

On February 17, 2003, GNB Bank exercised the Optional $5 Million Loan and extended a loan to Phone1 in the amount of $5 million (the "Additional $5 Million Loan"). The Additional $5 Million Loan is on terms substantially identical to the $20 Million Loan and the $5 Million Loan, except that the maturity of the Additional $5 Million Loan is March 17, 2004 (subject to acceleration in certain conditions, including in the event that neither the Company, Phone1 nor GCC obtains a $5 million loan from a third party for a period of 12 months on or prior to August 31, 2003). We have not yet secured the additional $5 million loan and in the event we not do so by August 31, 2003, GNB Bank could accelerate the maturity date of the Additional $5 Million Loan. Since we do not have sufficient funds to repay the $5 million if GNB Bank were to accelerate repayment of the Additional $5 Million Loan, we would be in default of that loan, which would also cause a default under our other agreements with GNB Bank. Such default could permit GNB Bank to foreclose on the collateral securing the loan and thereby become the owner of all of the Company's assets. Like the $20 Million Loan and the $5 Million Loan, the Additional $5 Million Loan is secured by a lien on all of the assets of Phone1, the Company and Globaltron and is guaranteed by the Company and Globaltron The Additional $5 Million Loan bears interest at the prime rate plus 2% (6.25% as of March 31, 2003). Like the $20 Million Loan and the $5 Million Loan, the principal and interest of the Additional $5 Million Loan is convertible, in whole or in part, prior to or after the maturity date (if the loan is not fully paid), as elected by GNB Bank, into shares of the common stock of the Company at the rate of $.40 per share. The conversion rate is subject to certain anti-dilution adjustments, including downward adjustment to the amount of any issuance of securities of the Company at a price less than $.40 per share. On February 17, 2003, the fair market value of the Common Stock of the Company was higher then the conversation price, resulting in a beneficial conversion feature and a discount of $2,875,000. For the year ended March 31, 2003, the Company recorded $1,693,439 as an interest expense, and the remaining balance of $1,181,531 has been recorded as an interest expense during the quarter ending June 30, 2003.

The Company has agreed to cause the registration of the shares of common stock issued upon conversion of the $20 Million Loan, the $5 Million Loan and the Additional $5 Million Loan under applicable securities laws so as to facilitate any potential resale by GNB Bank of such common stock. GNB Bank has extended the time by which the Company is required to file such registration statement until August 31, 2003.

GNB Bank is the Company's largest shareholder and, subject to the anti-dilution adjustments described above, if it elected to: (i) convert the $10 million outstanding balance of the $20 Million Loan, (ii) convert all of the $5 Million Loan, and (iii) convert the Additional $5 Million Loan, it would receive an additional 50,000,000 shares and would then beneficially own approximately 68% of the Company's issued and outstanding shares of common stock.

As of June 30, 2003, the Company was in an overdraft position with GNB Bank of approximately $3.7 million.

NOTE E - LOANS FROM FINANCIAL INSTITUTIONS

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

On October 9, 2002, Phone1 borrowed $1.5 million from a related party financial institution. The loan bears interest at the rate of 5.75% per annum and is payable on demand. The loan proceeds are being used for general working capital purposes. During the quarter ended June 30, 2003, the Company borrowed $1.5 million under the loan agreement. A director of the bank is also a director of the Company.

As of June 30, 2003, the Company has $80,773 of cash with a related party US bank.

NOTE F - EQUIPMENT NOTE PAYABLE

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

NOTE G - COMMITMENTS AND CONTINGENCIES

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

On June 28, 2001, Phone1 entered into a billing software licensee agreement with a vendor. Under the agreement, the vendor granted Phone1 a non-exclusive, non-transferable license to use their software. The licensing and maintenance fees under the license agreement were to be paid at a rate of $21,000 per month for a period of 36 months. The fees to be paid by Phone1 under the license agreement were also subject to escalation if Phone1 reached certain revenue milestones (which milestones were not met prior to the termination of the agreement). Phone1 is not currently using the billing software due to certain disputes. The vendor filed a claim on April 1, 2002 against Phone1 for approximately $700,000 for a breach of a software license agreement. Phone1 has filed a counterclaim against the vendor seeking damages for the breach of software license agreement, breach of express warranty, breach of an implied warranty of fitness for a particular purpose, money had and received and unjust enrichment. Phone1 is seeking damages in excess of $1,000,000. The vendor has amended its complaint to add Globaltron Communications Corporation as a defendant, and to add additional claims against Phone1. Phone1 and GCC answered the amended complaint, denied the allegations and asserted affirmative defenses. Phone1 and GCC recently amended their counterclaims to add claims (a) to reform the license agreement to conform to the parties' understanding regarding GCC's use of the software and (b) for declaratory judgment regarding the same issue. The vendor answered the amended complaint, denied the allegations and asserted affirmative defenses. The case is on the court's September/October 2003 trial calendar. As of August 5, 2003, the Company entered into an agreement to settle this action (see Note L).

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

Eric Frizza filed suit against Phone1, Inc., Dario Echeverry, et al. on March 14, 2002, in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida seeking declaratory relief and damages for breach of contract in connection with his alleged 1.5% equity interest in Phone1. Both Phone1 and Echeverry filed answers denying that Frizza was entitled to any relief, other than payment he has already been paid for various services he performed for Phone1. Initial requests for production propounded to Echeverry have been answered. Thereafter, an order was entered requiring Frizza to show cause why the case should not be dismissed for failure to prosecute the claims. On May 16, 2003, this action was dismissed.

In July 2002, Fire Sign, Inc. sought an injunction in the Southern District of Florida against Phone1, Inc., asserting claims of copyright infringement as to certain designs Fire Sign alleged that it created for Phone1. Phone1 moved to stay the case pending arbitration of Fire Sign's claims, basing its argument for arbitration on the language contained in the agreements between the parties. The court granted Phone1's motion to stay and Fire Sign filed a demand for arbitration with the American Arbitration Association. Phone1 answered the demand to arbitrate, denied the allegations and asserted affirmative defenses. Fire Sign has quantified its damages at $805,995, exclusive of attorneys' fees and costs. The final hearing on this arbitration is scheduled to begin on September 22, 2003. Phone1 has filed a motion requesting summary disposition of Fire Sign's claims before the final hearing. The arbitrator has not yet ruled on Phone1's motion for summary disposition. At this stage of the proceedings, no outcome can be determined; FireSign has yet to respond to such motion to dismiss. As of August 9, 2003, the parties have agreed to settle the claims of FireSign so that these proceedings will be dismissed with prejudice. The terms of the settlement are being negotiated but, based upon current knowledge they will not adversely affect Phone1.

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

On April 21, 2003, GCC filed suit in Miami-Dade County Circuit Court (Case N0. 03-9655 CA 09) against NWT Partners, Ltd., seeking a determination that GCC has been constructively evicted from its offices on the 25th floor of 100 N. Biscayne Blvd., Miami, Florida, as a result of environmental issues and unacceptable air quality. GCC also seeks damages for breach of lease and a declaratory judgment that, as a result of the constructive eviction, the lease for such space is terminated. Suit was filed following repeated complaints by GCC of air quality problems and the failure of the landlord to take corrective action. The suit is supported by an independent evaluation performed by GCC's environmental experts, concluding, among other things, that a lack of adequate ventilation in the premises has caused the poor air quality. GCC has withheld payment of rent in accordance with Florida Statute Section 83.201, however rent has been paid into the court pursuant to an order of the judge. The landlord has denied GCC's claims and has brought a separate action in Miami-Dade County Court (Case No. 03-7563-CC-01) seeking to evict GCC from the premises and damages for GCC's alleged breach of lease resulting from its failure to pay rent. The landlord is also seeking future rent payments over the balance of the lease term. The landlord's case has been transferred to the court hearing GCC's constructive eviction claim, and the two cases have now been consolidated. Discovery requests have been posited by GCC, but have not as yet been responded to. At this stage of the proceedings, no outcome can be determined. The Company intends to vigorously defend against this claim.

The Company is involved in various lawsuits, either as plaintiff or defendant, and is the subject of various claims, in the ordinary course of business. In the opinion of management, the outcome of these lawsuits and claims will not have a material impact on the Company's consolidated financial statements. The Company expenses legal costs relating to these lawsuits as the costs are incurred.

NOTE H - RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE I - RELATED PARTY

Since June 2001, the Company has purchased branded handsets and certain equipment from TU, LLC a privately held company based in Ohio. In June 2001, an employee of TU began providing consulting services to Phone1. Thereafter, the consultant became a full-time employee of Phone1 and, now serves as an executive officer of Phone1. The spouse of the executive officer is a vice-president of TU and owns less than 5% of the outstanding equity in TU. For the three months ended June 30, 2003 and 2002, the Company paid $544,179 and $117,598, respectively, for product purchased from TU.

On July 15, 2002, the Company entered into an agreement with EMIDA Technologies, Inc. for $ 775,000. Under the agreement EMIDA will provide services to coordinate the integration of the new CDR export application software, data warehouse system telecommunication mapping software and EMIDA's Telco Operating Support Portal to the Company. The Chairman of the Board of the Company is also a former director and executive vice president of EMIDA. For the three months ended June 30, 2003 and 2002, the Company paid EMIDA $246,900 and $0, respectively, under the agreement.

For the three months ended June 30, 2003 and 2002, the Company paid $107,139 and $0, respectively, to LF Marketing for services rendered in connection with the Company's street marketing campaign. As independent contractors, LF Marketing was responsible for the payment of costs and expenses associated with their services. LF Marketing is owned by the brother and sister-in-law of a non-executive officer of the Company.

A board member of the Company is also the Chairman of the Board of a financial institution the Company does business with (see Note E).

For the three months ended June 30, 2003 and 2002, the Company paid $44,692 and $40,600, respectively, to Consad Corp. for billing and consulting services. Consad Corp. is a minority owner of MTG (see Note B).

NOTE J - ACQUIRED INTANGIBLE ASSETS AND ADOPTION OF STATEMENT 142

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

NOTE K - EQUITY TRANSACTIONS

In May 2003, the Company granted 1,310,000 options to three directors, four executives and two employees. The exercise price of the options was the closing price as of May 30, 2003. Options are fully vested and have a cashless exercise provision.

On June 12, 2003, GNB Bank Panama, S.A. converted all of the 7,000,000 shares of the Company's Series A preferred stock owned by it into 10,852,714 shares of common stock at the adjusted conversion price of $.645 per share. On the same day, Premium Quality Fund converted all of its 2,000,000 shares of Series A preferred stock owned by it into 3,100,775 shares of common stock at the adjusted conversion price of $.645 per share. The converted shares represented all of the Company's outstanding preferred stock.

The Company did not include 50,000,000 shares of common stock from the $10 million and the two $5 million convertible GNB bank loans in the computation of earnings per share because their inclusion would have been antidilutive for the quarter ended June 30, 2003.

The Company has a stock-based employee compensation plan, (the Plan) and accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations. No Stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share data):

                                                                                             2003              2002
Net loss as reported                                                                       $(5,161)          $(5,547)
Deduct: Total stock-based employee compensation expense determined under fair
value based method for all awards, net of related tax effects                               (1,585)             (466)
                                                                                           -------           -------
Pro forma net loss                                                                         $(6,746)          $(6,013)
                                                                                           =======           =======
Basic and diluted loss per share - as reported                                             $  (.07)          $  (.16)
Basic and diluted loss per share - pro forma                                               $  (.10)          $  (.17)

NOTE L - SUBSEQUENT EVENTS

As of August 11, 2003, the Company had drawn upon approximately $6,646,000 of overdraft from GNB Bank.

Effective August 5, 2003, the Company entered into an agreement to settle a lawsuit with a vendor (see Note G). Under the settlement agreement, the Company agreed to pay the vendor $365,000, of which, $250,000 is to be paid on or before August 19, 2003. The $115,000 balance is to be paid in two installments of $57,500 each, on or before November 5, 2003 and February 5, 2004, respectively, each with interest at the rate of 10% per annum. The settlement amount will increase to $500,000 if the Company fails to make a required payment. As a result of this settlement, the Company recorded a $143,000 charge in the three month period ending June 30, 2003.

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

     o our ability obtain and retain distribution for our products and services,

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

     o regulatory considerations and risks related to international economies,

     o risks related to market acceptance and demand for our products and services,

     o    our dependence on third party suppliers and technology developers,

     o    the impact of competitive services,

     o risks associated with economic conditions and continued weakness in the U. S. securities market,

     o    other risks referenced from time to time in our SEC filings.

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

On January 21, 2000, the Company consummated a stock purchase agreement with all of the shareholders of Globaltron Communications Corporation, a Delaware corporation ("Globaltron" or "GCC"), whereby the Company acquired 100% of the outstanding GCC shares. As a result, GCC became a wholly owned subsidiary.

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

Our wholly-owned subsidiary, Globaltron Communications Corporation, operates switching and networking facilities that carry domestic and long distance telephone calls. We currently have two switch facilities, one located in New York and the other in Miami, Florida. Our two switch facilities are linked with different vendors for redundancy purposes - if the operations of one location fails, calls can be routed through facilities at the other location. The Company targets customers with significant international long distance usage and offers them competitive rates for international destinations.

Through our wholly-owned Phone1, Inc. subsidiary we research, develop and market telecommunications products and services primarily to Unites States-based third-party owners and operators of coin operated telephones. The Company's core product consists of direct dialed domestic and international long distance calls to most countries throughout the world for initial deposits of$.25 to $1.00. Each call is rated or priced by a preset pricing structure consisting of a number of minutes for the destination dialed by the customer. Additional minutes may be purchased at attractive rates.

Phone1Smart LLC, our majority-owned subsidiary, intends to provide telecommunications and related services to business and residential customers in their offices and homes. Operations of Phone1 Smart are not expected to be actively promoted until a full roll out of Phone1 services is completed.

The Company derives revenues from four sources:

     o ARBITRAGE SALES. Arbitrage sales occur when the Company transports an international long distance call to a foreign destination where the Company does not maintain a facility. In these cases, the Company transports the call to the foreign destination based upon agreements between the Company and various third party telecommunications carriers. Arbitrage sales represented approximately 59% of our revenues for the quarter ended June 30, 2003

     o CARRIER SALES. Carrier sales occur when the Company transports an international long distance call to a foreign destination where the Company maintains a facility. During the fiscal years ended March 31, 2003 and 2002 the Company operated foreign facilities in Brazil. The Company closed its foreign facilities in the first quarter of fiscal 2003 and no further carrier sales are anticipated.

     o PHONE1 SERVICES. Revenues from Phone1 services consist of direct dialed international and domestic long distance calls made from Phone1-enabled pay telephones. The Company does not own the payphones. The calls are routed through our switching facilities and designated networks. We invoice the payphone owner an amount, based upon calls made. Phone1 services represented approximately 37% of our revenues for the quarter ended June 30, 2003. Most of our resources are being devoted to expansion of the Phone1 business and we anticipate significant growth from this revenue source.

     o PREPAID CALLING CARDS. The Company sells prepaid calling cards and had immaterial revenues from the sale of the calling cards for the quarter ending June 30, 2003.

PLAN OF OPERATION

We intend to capitalize on the rapidly increasing immigrant population in the United States, initially focusing on immigrants from Mexico, Central & South America and the Caribbean region. Management believes that the populations of those areas are some of the fastest growing segments of immigrants in the United States. Our goal is to provide both international and domestic long distance services through Phone1-enabled payphones at competitive rates to such immigrants living in the United States. Phone1 intends to capture a significant portion of the calls from payphones made by these immigrants through its local brand-awareness campaigns which include the following elements:

     o Yellow handsets co-branded with some of our telephone customers' logos. A distinctive yellow handset with the bright green Phone1 logo complimented by some of our customer's logo calls attention to our phone services and communicates to consumers immediately that a particular phone is Phone1-enabled.

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

The Company has also signed agreements with two other major telecom providers, Qwest Interprise America and Sprint Payphone Services. Under these agreements, Phone1's services are available on designated payphones to customers of these providers. Subject to certain earlier events of termination, each of these agreements has a term of three years. The Company commenced roll out of services under its agreement with Sprint during the quarter ending December 31, 2002. The roll out of services under the agreement with Qwest is currently planned for the quarter ending September 30, 2003.

On December 10, 2002, Phone1 entered into an agreement with SBC Services, Inc., which will, when fully implemented, permit Phone1 to offer its "call anywhere in the world for $1.00" services, as well as domestic long distance pay telephone service, from SBC pay telephones located in 13 states in the United States. The initial term of the agreement is three years, with up to three one-year renewal terms unless either party elects not to renew. Subject to SBC's acceptance of an upgrade solution being developed by Phone1, and installation of the upgrade on SBC's phones, the SBC Agreement targets 200,000 SBC phones to be enabled to offer Phone1 services. On April 1, 2003, Phone1 entered into an amendment (the "Amendment") to the SBC Agreement. The Amendment accelerates deployment of Phone1's services on up to 50,000 pay phones to be designated by SBC by providing that those phones be fitted with a hardware upgrade that will permit them to benefit from the full range of domestic and international long distance services provided by Phone1. The 50,000 phones are part of the 200,000 SBC pay phones targeted under the SBC Agreement.

During the quarter ended June 30, 2003, the Company expanded its relationship with Totalcom America. Under the extended relationship, the Company will lease a partition in its switch to Totalcom for a minimum fixed monthly fee and Totalcom will have access to the Company's CMS platform. Totalcom will route calls from Venezuela to the United States and the Company will transport the calls to their final destinations in and outside of the United States using third-party networks. The Company also leases office space from Totalcom on a month-to-month basis for $3,500 per month. One of Totalcom's non-executive officers is also employed in the Company's network department on a part-time basis. Totalcom also serves as the Company's primary carrier to transport calls into

Venezuela and certain other destinations.

The Company has received a letter from the Staff of the Securities and Exchange Commission, commenting on certain matters relating to the Company's annual report on Form 10-KSB for the year ended March 31, 2002, and certain quarterly periods thereafter. One of the Staff's comments questioned the indefinite life assigned to the trade name and trademarks of the Company. Based on the impairment test performed by an independent third party, the Company no longer amortizes the $1.3 million of intangible assets identified as trade names and trademarks as such assets were determined to have indefinite lives. We believe that we have satisfied all of the Staff's comments and, to the extent appropriate, our responses are reflected in the information set forth in our annual report on Form 10-KSB and in this report. However, the Staff may have further comment on the indefinite lives assigned to our trade name and trademark. Depending upon the nature of any further comments the Staff may have, it is possible that the Company will begin to amortize the amount assigned to trade name and trademarks.

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

INTANGIBLE ASSETS AND LONG LIVED ASSETS

Prior to April 1, 2002, intangible assets were being amortized on a straight line basis over three years. In June 2001, the Financial Accounting Standards Board issued SFAS 142, "Goodwill and Other Intangible Assets," which established new accounting and reporting requirements for goodwill and other intangible assets. The new standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer amortized, but are subject to an annual assessment for impairment by applying a fair value based test.

The Company applied the provisions of SFAS 142 beginning on April 1, 2002 and annually performed a transitional fair valued based impairment test. Based on the impairment test, the Company no long amortizes the remaining $1.3 million of intangible assets identified as trade name and trademarks as these assets have been determined to have an indefinite life. Based on the transactional impairment test, no impairment losses were required to be recorded.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues for the quarter ended June 30, 2003 were approximately $3,015,000 compared to $773,000 for the quarter ended June 30, 2002, an increase of $2,242,000 or 290%. The increase was primarily the result of a $1,445,000 increase in arbitrage sales, $1,069,000 attributable to Phone1 sales, $6,000 attributable to Phone1 Smart and $87,000 of revenues attributable to network and operator assistance. Arbitrage sales occur when the Company transports an international long distance call to a foreign destination where the Company does not maintain a facility. In these cases, the Company transports the call to the foreign destination based upon agreements between the Company and various third party telecommunications carriers. Sales from Phone1 services consist of direct dialed international and long distance calls made from Phone1-enabled pay telephones. The Company does not own the payphones. The calls are routed through the Company's switching facilities and designated network. The Company invoices the payphone owner an amount, based upon calls made. These increases were partially offset by a decrease in prepaid calling cards. Prepaid calling card sales amounted to approximately $10,000 and $369,000 in June 30, 2003 and 2002, respectively, a decrease of $359,000. The decrease was due to a shift in focus away from sales of prepaid calling cards. Carrier sales amounted to approximately $0 and $6,000 in June 30, 2003 and 2002, respectively, a decrease of $6,000. The decrease was due to the competitive pricing pressures and cessation of our overseas facilities. Carrier sales occur when the Company transports an international long distance call to a foreign destination where the Company maintains a facility.

Cost of sales for the quarter ended June 30, 2003 was approximately $3,098,000 compared to $1,222,000 for the quarter ended June 30, 2002, an increase of $1,876,000 or 154%. The two major components of cost of sales are fixed recurring cost and variable cost. Fixed recurring cost for the quarter ended June 30, 2003 and June 30, 2002 were approximately $197,000 and $284,000, respectively, a decrease of $87,000 or (31%). The decrease was primarily due to the Company terminating certain service agreements with vendors to reduce the fixed cost. Variable cost was $2,901,000 and $938,000 for the quarter ended June 30, 2003 and June 30, 2002, respectively, an increase of $1,963,000 or 209%. The increase is primarily attributable to the increased traffic volumes associated with revenue growth from arbitrage sales and Phone1 sales.

Selling, general, and administrative expenses were approximately $1,972,000 for the quarter ended June 30, 2003 and $1,667,000 for the quarter ended June 30, 2002, an increase of $305,000 or (18%). The increase was primarily related to the increase in professional fees, comprised of technical and general consulting fees, which amounted to $832,000 for June 30, 2003 and $574,000 for June 30, 2002, an increase of $258,000 or (45%).

Marketing and promotion expense totaled approximately $560,000 and $158,000 for the quarter ended June 30, 2003 and 2002, respectively, an increase of $402,000 or 254%. The increase relates primarily to increased marketing and advertisement for our developing Phone1 business.

Depreciation expense for the quarter ended June 30, 2003 was $890,000 compared to $682,000 for the quarter ended June 30, 2002, an increase of $208,000 or 30%. The increase is primarily related to the purchase of fixed assets that are being used in Phone1.

Amortization of intangible assets was incurred because of the acquisition of Phone1, which amounted to $2,211,000 for the quarter June 30, 2002. No amortization of intangible assets was recorded during the quarter ended June 30, 2003 since the Company wrote off the intangible assets during the year ended March 31, 2003.

Settlement of service agreement for the quarter ended June 30, 2003 was $143,000, which resulted from the Company settling a service agreement with a vendor.

Net interest expense for the quarter ended June 30, 2003 was $1,513,000, compared to $380,000 for the quarter ended June 30, 2002, an increase of $1,133,000 or 298%. The increase was the result of $1,181,000 in loan discount amortization as a result of the beneficial conversion feature on our February 2003 convertible loan.

Net (loss) and diluted earnings (loss) per share changed significantly to ($5,161,000) and ($.07), respectively, for the quarter ended June 30, 2003, compared to a net loss of ($5,547,000) and ($.16), respectively, for the quarter ended June 30, 2002.

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

We are incurring negative cash flows due, in major part, to the funding requirements for working capital, network operations, development, marketing and early stage operational cost for the Phone1 business. We expect to continue to incur negative cash flow for at least two years. We make no assurance that our networks or any of our other services will ever provide a revenue base adequate to sustain profitability or generate positive cash flow. During the fiscal year ending March 31, 2004, we project that the amount of capital required for implementation and roll out of our Phone1 business together with our marketing and other services, and to fund negative cash flow, including interest payments, will be at least $50,000,000.

Marketing, advertising, developing, enhancing and rolling out new services, including under our agreements with SBC, Verizon, Qwest and Sprint, and expanding our network will also require substantial capital expenditures. The funding of these expenditures is dependent upon the Company's ability to raise substantial equity and/or debt financing. We are actively seeking additional funding from a variety of sources, including potential issuances of our securities in one or more private transactions. However, we make no assurances that we will be able to obtain such financing or, if obtained, that it will be on terms profitable to us. We may incur substantial costs in obtaining financing and any equity financing will likely result in significant dilution of existing shareholders.

LOANS FROM GNB BANK - RELATED PARTY

Since February 2000, the Company has entered into a series of financings and refinancings with GNB Bank Panama S.A. ("GNB Bank").

On October 31, 2001, Phone1 entered into a loan agreement with GNB Bank in the principal amount of $10.0 million (the $10 Million Loan"), plus interest at the rate of 10% per annum. The $10 Million Loan was evidenced by an unsecured convertible promissory note (the "$10 Million Note") that was due October 30, 2002. The $10 Million Loan was guaranteed by the Company.

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

On September 30, 2002, GNB Bank exchanged the $10 Million Note, converted the balance outstanding of $9,231,438 under Overdraft Facility which was callable on demand by GNB Bank and provided additional cash to Phone1 of $768,562 (used for working capital purposes), for a new $20 million convertible note (the $20 Million Loan") due October 31, 2003 (subject to acceleration in certain conditions). The $20 Million Loan is secured by a lien on all of the assets of Phone1, the Company and the Company's other primary subsidiary, Globaltron, and is guaranteed by the Company and Globaltron. The $20 Million Loan contains representations and covenants by Phone1 and the Company that are usual and customary for a loan of this type, the inaccuracy or violation of which could lead to a default and acceleration of the Loan. The $20 Million Loan bears interest at the prime rate (as announced from time to time by Citibank, N.A.) plus 2% per annum. The Company also granted to GNB Bank the option to lend an additional $5 million on the same terms and conditions, including the conversion terms described below (the "Optional $5 Million Loan"). The principal and interest of the $20 Million Loan is convertible, in whole or in part, prior to or after the maturity date (if the loan is not fully paid), as elected by GNB Bank, into shares of the common stock of the Company at the rate of $.40 per share. The Company's shares of common stock closed at the price of $.11 per share on September 26, 2002, the last day prior to the date of closing of the $20 Million Loan on which a trade was reported. The conversion rate is subject to certain anti-dilution adjustments, including downward adjustment to the amount of any issuance of securities of the Company at a price less than $.40 per share. In addition, the loan agreement relating to the $20 Million Loan included an option for GNB Bank to loan an additional $5 million on the same terms, including as to conversion into Common Stock (the "Optional $5 Million Loan") as the $20 Million Loan. The Optional $5 Million Loan was exercised by GNB Bank on February 17, 2003, as described below.

On November 26, 2002, Phone1 entered into a Loan Agreement with GNB Bank for a loan in the amount of $5 million (the "$5 Million Loan"). The $5 Million Loan is on terms substantially identical to the $20 Million Loan. Like the $20 Million Loan, the $5 Million Loan is secured by a lien on all of the assets of the Borrower, the Company and Globaltron, and is guaranteed by the Company and Globaltron. The $5 Million Loan bears interest at the prime rate (as announced from time to time by Citibank, N.A.) plus 2% per annum. The principal and interest of the $5 Million Loan is convertible, in whole or in part, prior to or after the maturity date (if the loan is not fully paid), as elected by GNB Bank, into shares of the common stock of the Company at a conversion price of $.40 per share. The closing price for shares of the Company's common stock on the date of the $5 Million Loan was $.40 per share. The conversion rate is subject to certain anti-dilution adjustments, including downward adjustment to the amount of any issuance of securities of the Company at a price less than $.40 per share. The $5 Million Loan is in addition to the Optional $5 Million Loan.

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

On February 17, 2003, GNB Bank exercised the Optional $5 Million Loan and extended a loan to Phone1 in the amount of $5 million (the "Additional $5 Million Loan"). The Additional $5 Million Loan is on terms substantially identical to the $20 Million Loan and the $5 Million Loan, except that the maturity of the Additional $5 Million Loan is March 17, 2004, subject to acceleration in certain conditions, including in the event that neither the Company, Phone1 nor GCC obtains a $5 million loan from a third party for a period of 12 months on or prior to August 31, 2003. We have not yet secured the additional $5 million loan and in the event we not do so by August 31, 2003, GNB Bank could accelerate the maturity date of the Additional $5 Million Loan. Since we do not have sufficient funds to repay the $5 million if GNB Bank were to accelerate repayment of the Additional $5 Million Loan, we would be in default of that loan, which would also cause a default under our other agreements with GNB Bank. Such default could permit GNB Bank to foreclose on the collateral securing the loan and thereby become the owner of all of the Company's assets. Like the $20 Million Loan and the $5 Million Loan, the Additional $5 Million Loan is secured by a lien on all of the assets of Phone1, the Company and Globaltron and is guaranteed by the Company and Globaltron The Additional $5 Million Loan bears interest at the prime rate (as announced from time to time by Citibank, N.A.) plus 2% per annum.

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

The Company has agreed to cause the registration of the shares of common stock issued upon conversion of the $20 Million Loan, the $5 Million Loan and the Additional $5 Million Loan under applicable securities laws so as to facilitate any potential resale by GNB Bank of such common stock. GNB Bank has extended the time by which the Company is required to file such registration statement until August 31, 2003.

GNB Bank is the Company's largest shareholder and, subject to the anti-dilution adjustments described above, if it elected to: (i) convert the $10 million outstanding balance of the $20 Million Loan, (ii) convert all of the $5 Million Loan, and (iii) convert the Additional $5 Million Loan, it would receive an additional 50,000,000 shares and would then beneficially own approximately 68% of the Company's issued and outstanding shares of common stock.

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

On October 9, 2002, Phone1 borrowed $1.5 million from a related party financial institution. The loan bears interest at the rate of 5.75% per annum and is payable on demand. The loan proceeds are being used for general working capital purposes. As of March 31, 2003, the loan had a zero balance. During the quarter ended June 30, 2003, the Company borrowed $1.5 million under the loan agreement. A director of the bank is also a director of the Company.

As of June 30, 2003, the Company has $80,773 of cash with a related party US bank.

CONVERSION OF PREFERRED STOCK

The initial conversion price of the shares of Series A Preferred Stock was $1.00 per share. The conversion price of the $20 Million Loan, the $5 Million Loan and the Additional $5 Million Loan triggered certain anti-dilution provisions applicable to the Company's 9,000,000 issued and outstanding shares of Series A Preferred Stock. Like many types of Preferred Stock commonly issued, the Company's Series A Preferred Stock include weighted average anti-dilution provisions which result in a lowering of the conversion price of the shares of such Preferred Stock into the Company's common stock anytime shares of common stock are issued (or options or other securities exercisable or convertible into common stock) for a price per share less than that paid for the Series A Preferred Stock. After application of these anti-dilution provisions, the 9,000,000 shares are now convertible at approximately $.645 per share.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Disclosure controls and procedures [as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")] are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable laws, rules and regulations. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Given the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Further, the design of a control system must reflect the fact that there are resource constraints, and that benefits of controls must be considered relative to their costs. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

         (a)  Evaluation of Disclosure Controls and Procedures

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Globaltron Communications Corporation vs NWT Partners, Ltd. was filed on April 21, 2003, in Miami-Dade County Circuit Court (Case N0. 03-9655 CA 09), seeking a determination that GCC has been constructively evicted from its offices on the 25th floor of 100 N. Biscayne Blvd., Miami, Florida, due to poor ventilation and air quality. GCC also seeks damages for breach of lease and a declaratory judgment that, as a result of the constructive eviction, the lease for such space is terminated. Suit was filed following repeated complaints by GCC of air quality problems and the failure of the landlord to take corrective action. The suit is supported by an independent evaluation performed by GCC's environmental expert, concluding, among other things, that a lack of adequate ventilation in the premises has caused the poor air quality. GCC has withheld payment of rent in accordance with Florida Statute Section 83.201, however, in accordance with a Court order rent is currently being paid into the Court Registry. The landlord has denied GCC's claims and has brought a separate action under the caption NWT Partners, Ltd. v. Globaltron Communications Corporation et al. in Miami-Dade County Court (Case No. 03-7563-CC-01) seeking to evict GCC from the premises and damages for GCC's alleged breach of lease resulting from its failure to pay rent. The landlord is seeking future rent payments over the balance of the lease term. The landlord's case has been transferred to the Court hearing GCC's constructive eviction claim, and the two cases have now been consolidated. Discovery requests have been posited by GCC, but have not as yet been responded to.

Eric Frizza filed suit against Phone1, Inc., Dario Echeverry, et al. on March 14, 2002, in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida seeking declaratory relief and damages for breach of contract in connection with his alleged 1.5% equity interest in Phone1. Both Phone1 and Echeverry filed answers denying that Frizza was entitled to any relief, other than payment he has already been paid for various services he performed for Phone1. Initial requests for production propounded to Echeverry have been answered. Thereafter, an order was entered requiring Frizza to show cause why the case should not be dismissed for failure to prosecute the claims. On May 16, 2003, this action was dismissed.

Effective August 5, 2003, the Company entered into an agreement to settle a lawsuit that was pending in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida, under the caption Daleen Technologies, Inc. v. Phone1, Inc. and Globaltron Communications Corporation. Daleen was seeking damages for the Company's alleged breach of a software licensing agreement. Under the settlement agreement, the Company agreed to pay Daleen $365,000, of which, $250,000 is to be paid on or before August 19, 2003. The $115,000 balance is to be paid in two installments of $57,500 each, on or before November 5, 2003 and February 5, 2004, respectively, each with interest at the rate of 10% per annum. The settlement amount will increase to $500,000 if the Company fails to make a required payment.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

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

The initial conversion price of the shares of Series A Preferred Stock was $1.00 per share. The conversion price of the $20 Million Loan, the $5 Million Loan and the Additional $5 Million Loan triggered certain anti-dilution provisions applicable to the Company's 9,000,000 issued and outstanding shares of Series A Preferred Stock. Like many types of Preferred Stock commonly issued, the Company's Series A Preferred Stock include weighted average anti-dilution provisions which result in a lowering of the conversion price of the shares of such Preferred Stock into the Company's common stock anytime shares of common stock are issued (or options or other securities exercisable or convertible into common stock) for a price per share less than that paid for the Series A Preferred Stock. After application of these anti-dilution provisions, the 9,000,000 shares are now convertible at approximately $.645 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 24, 2004, two stockholders, owning in the aggregate 55,747,489 shares, or approximately 70%, of the Company's common stock outstanding on that date, executed a written consent in lieu of meeting to (a) elect Louis Giordano, Dario Echeverry, Michael Spritzer and Frederic Z. Haller to the Company's Board of Directors, to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified, and (b) ratify the appointment of Grant Thornton LLP as the Company's independent auditors for each of the years ended March 31, 2003 and March 31, 2004. The Company did not solicit proxies in connection with this stockholder action inasmuch as the two stockholders own in excess of the number of shares that would have been required to approve the action if a meeting had been held. The written consent in lieu of meeting is expected to become effective on or about August 25, 2004.

ITEM 5.  OTHER INFORMATION.

Effective July 14, 2003, the Company entered into Amendment No. 2 to the Sent Paid Services Agreement From SBC Pay Phones dated December 10, 2002, between Phone1, Inc. and SBC Services, Inc. The Amendment provides SBC with the right to identify and approve an alternative dumb phone solution that the Company will procure and deploy in upgrades to SBC pay phones covered by the Sent Paid Services Agreement. Under Amendment No. 3 to the Sent Paid Services Agreement, entered into on August 6, 2003, the term of the agreement was changed from an initial term of three years, with three one year renewal terms, to an initial term of five years, with one, one year renewal term. In addition, under Amendment No. 3, the parties agreed to proceed to an acceptance test of an alternative upgrade solution developed by a third party vendor. If the upgrade solution is accepted by SBC, it will then be installed in SBC pay phones covered by the Sent Paid Services Agreement for trial testing.

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

         3.2.1    By-Laws of Win-Gate Equity Group, Inc. (2)

         3.2.2    Bylaws of Phone1Globalwide, Inc. (8)

         4.1      Specimen Common Stock Certificate. (2)

         10.1.1   Win-Gate Equity Group, Inc. 1996 Stock Option Plan. (2)

         10.1.2   Globaltron Corporation's 2000 Stock Incentive Plan. (4)*

         10.1.3 Amendment Number One to Globaltron Corporation 2000 Stock Incentive Plan. (7)*

         10.1.4 Amended and Restated Phone1Globalwide, Inc. 2000 Stock Incentive Plan. (12)*

         10.1.5   Amendment to Phone1Globalwide, Inc. 2000 Stock Incentive Plan.
                  (12)*

         10.1.6   Schedule A to the Minutes of the Board of Directors. (12)*

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

         10.35 Conversion Notice dated December 19, 2002 by GNB Bank Panama S.A. to Phone1, Inc., Phone1Globalwide, Inc. and Globaltron Communications Corporation. (17)

         10.36 Promissory Note in the principal amount of $10 million issued to GNB Bank Panama S.A. which replaces the original Promissory
                  Note issued to GNB Bank Panama S.A. pursuant to the Loan Agreement dated September 30, 2002 among Phone1, Inc., Phone1Globalwide, Inc., Globaltron Communications Corporation and GNB Bank Panama S.A. (17)

         10.37 Employment Agreement dated November 21, 2002, between Phone1Globalwide, Inc. and Syed Naqvi, as amended effective January 1, 2003. (18)*

         10.38 Employment Agreement dated December 4, 2002, between Phone1Globalwide, Inc. and Dario Echeverry, as amended effective January 1, 2003. (18)*

         10.39 Employment Agreement dated March 17, 2003, between Phone1Globalwide, Inc. and Dilowe Barker. (21) *

         10.40 Employment Agreement dated as of January 1, 2003, between Phone1Globalwide, Inc. and Federico Fuentes. (21) *

         10.41 Consulting Agreement dated March 10, 2003 between Phone1Globalwide, Inc. and Stockholder Associates Corporation.
                  (21)

         10.42 Software License Agreement dated February 13, 2003 between PhoenixSoft, Inc. and Phone1, Inc. (21)

         10.43 Support Agreement dated February 13, 2003 between PhoenixSoft, Inc. and Phone1, Inc. (21)

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

         10.48 Confirmation dated February 17, 2003, that GNB Bank is exercising its option under the September 30, 2002 Loan Agreement to loan Phone1, Inc. $5 million. (20)

         10.49 Letter dated March 10, 2003, from GNB Bank Panama S.A. notifying Phone1, Inc. that it is not accelerating the maturity date of the November 26, 2002 $5 Million Loan.(21)

         10.50 Letter dated April 30, 2003, from GNB Bank Panama S.A. notifying Phone1, Inc. that it is extending the date to which it may accelerate the maturity date of the February 17, 2003 $5 Million Loan.(21)

         10.51 Letter dated May 11, 2003, from GNB Bank Panama S.A. extending the date by which the Company is required to file a registration statement. (21)

         10.52 Letter dated February 20, 2003, between Phone1, Inc. and Via One Technologies, Inc., terminating Agreement dated October 15, 2002. (21)

         10.53 Consulting Agreement dated April 15, 2002 between Phone1, Inc. and APC Development Inc. and Weaver Jordan. (21)

         10.54 Letter dated July 16, 2003, from GNB Bank Panama S.A. notifying Phone1, Inc. that it is extending to August 31, 2003 the date to which it may accelerate the maturity date of the February 17, 2003 $5 Million Loan.**

         10.55 Letter dated July 16, 2003, from GNB Bank Panama S.A. extending to August 31, 2003 the date by which the Company is required to file a registration statement. **

         31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

         31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

         32 CEO and CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

---------------------------
*     Management Contract or Compensatory Plan.
**    Filed herewith.

(1) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission on January 31, 2000.

(2) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333- 5188-A), as filed with and declared effective by the Commission on October 10, 1997.

(3) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 333- 5188-A), as filed with the Commission on August 14, 2002.

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

(13) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission on October 11, 2002.

(14) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 333-05188-A), as filed with the Securities and Exchange Commission on October 11, 2002.

(15) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission filed on December 11, 2002.

(16) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission filed on December 17, 2002.

(17) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission filed on December 24, 2002.

(18) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 333-05188-A), as filed with the Securities and Exchange Commission on February 12, 2003.

(19) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission filed on April 15, 2003.

(20) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission filed on March 3, 2003.

(21) Filed as an exhibit to the Company's Quarterly Report on Form 10-KSB (File No. 333-05188-A), as filed with the Securities and Exchange Commission on June 30, 2003.

         (b) Reports on Form 8-K.

         (i) On June 12, 2003, the Company filed a Current Report on Form 8-K to report that 9,000,000 shares of the Company's Series A preferred stock, consisting of all of the Company's outstanding preferred stock, had been converted into an aggregate of 13,953,489 shares of common stock.

         (ii) On June 30, 2003, the Company filed a Current Report on Form 8-K to file, pursuant to 18 U.S.C.

Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the certifications of the Company's Chief Executive Officer and its Chief Financial Officer, included in the Company's Quarterly Report on Form 10-KSB for the year ended March 31, 2003

                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Dated: August 14, 2003

                                     PHONE1GLOBALWIDE, INC.

                                     By:      /s/  Dario Echeverry
                                              ---------------------------
                                              Dario Echeverry
                                              Chief Executive Officer

                                     By:      /s/  Syed Naqvi
                                              ---------------------------
                                              Syed Naqvi
                                              Chief Financial Officer

                                 Exhibit Index

10.54 Letter dated July 16, 2003, from GNB Bank Panama S.A. notifying Phone1, Inc. that it is extending to August 31, 2003 the date to which it may accelerate the maturity date of the February 17, 2003 $5 Million Loan.

10.55 Letter dated July 16, 2003, from GNB Bank Panama S.A. extending to August 31, 2003 the date by which the Company is required to file a registration statement.

31.1     CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

31.2     CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

32 CEO and CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.