Form 10QSB
period 2003-09-30
PHONE1GLOBALWIDE INC
filed 2003-11-14
CIK 1017837

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                For the transition period from _______ to _______

                       Commission File Number: 333-05188A

                             PHONE1GLOBALWIDE, INC.
              ----------------------------------------------------
              (Exact Name of Small Business Issuer in Its Charter)


              Delaware                               65-0669842
              --------                               ----------
   (State or other jurisdiction of                 (I.R.S.Employer
    incorporation or organization)              Identification Number)


         100 North Biscayne Boulevard, 25th Floor, Miami, Florida 33132
         ---------------------------------------------------------------
                    (Address of principal executive offices)


                                 (305) 371-3300
                           ---------------------------
                           (Issuer's Telephone Number)


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

Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's class of common equity, as of November 14, 2003: 141,161,995

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                     PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES

                                      INDEX

PART I   -   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets as of September 30, 2003 (unaudited) and March 31, 2003              3

         Unaudited Consolidated Statements of Operations for the Six Moths and Three Months
         Ended September 30, 2003 and 2002                                                                4

         Unaudited Consolidated Statement of Cash Flows for the Six Months Ended
         September 30, 2003 and 2002                                                                      5

         Notes to Consolidated Financial Statements                                                       6

Item 2.  Mangement's Discussion and Analysis or Plan of Operation                                        12

Item 3.  Controls and Procedures                                                                         19

PART II   -   OTHER INFORMATION

Item 1.  Legal Proceedings                                                                               20

Item 2.  Changes in Securities and Use of Proceeds                                                       20

Item 3.  Default Upon Senior Securities                                                                  20

Item 4.  Submission of Matters to a Vote of Security Holders                                             20

Item 5.  Other Information                                                                               21

Item 6.  Exhibits and Reports on Form 8-K                                                                21

SIGNATURES                                                                                               28

EXHIBIT INDEX                                                                                            29

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

           SEPTEMBER 30, 2003 (UNAUDITED) AND MARCH 31, 2003 (AUDITED)

                                                                                     SEPTEMBER 30, 2003     MARCH 31, 2003
                            ASSETS
Current assets
  Cash                                                                                 $   1,878,051        $   1,205,284
  Accounts receivable, less allowance for doubtful
     accounts of $272,252 and $236,253 at September 30,
     2003 and March 31, 2003, respectively                                                 2,020,969              863,170
  Prepaid expenses and other current assets                                                1,261,674              885,093
                                                                                       -------------        -------------
        Total current assets                                                           $   5,160,694        $   2,953,547

Property and equipment, net                                                               10,176,583            7,188,972
Deposits and other                                                                         1,328,476            1,304,244
Intangible Assets                                                                          1,328,559            1,328,559
                                                                                       -------------        -------------
        Total assets                                                                   $  17,994,312        $  12,775,322
                                                                                       =============        =============
            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Accounts payable                                                                         1,438,981            1,688,167
  Convertible loan payable to bank - related party
     (net of -0- and $1,181,531 discount in September 30, 2003 and
      March 31, 2003, respectively)                                                             --             18,818,469
    Accrued expenses and other current liabilities                                         3,729,049            1,929,123
                                                                                       -------------        -------------
        Total current liabilities                                                      $   5,168,030        $  22,435,759

Stockholders' equity
  Series A 8% Convertible Preferred stock, par value of $.001, 10,000,000 shares authorized; -0- and 9,000,000 issued and outstanding as of September 30,
     2003 and March 31, 2003, respectively                                                      --                  9,000
  Common stock, par value of $.001, 200,000,000 shares
     authorized; 141,161,995 and 66,128,702 shares issued
     and outstanding as of September 30, 2003 and March 31, 2003,
     respectively                                                                            141,162               66,128
  Additional paid-in capital                                                             128,487,967           96,029,000
  Accumulated deficit                                                                   (115,802,847)        (105,764,565)
                                                                                       -------------        -------------
  Total stockholders' equity (deficit)                                                 $  12,826,282        ($  9,660,437)
                                                                                       -------------        -------------
  Total liabilities and stockholders' equity (deficit)                                 $  17,994,312        $  12,775,322
                                                                                       =============        =============

                     PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


For the Three Months and Six Months Ended September, 2003 and 2002

                                                           Six Months Ended                       Three Months Ended
                                                  --------------------------------        --------------------------------
                                                  September 30,      September 30,        September 30,       September 30,
                                                      2003                2002                2003                2002
                                                  ------------        ------------        ------------        ------------
Revenue                                              6,148,489           1,763,676           3,133,398             991,027

Expenses
   Cost of sales                                     5,950,785           2,445,119           2,853,027           1,223,572
   General and administrative                        4,559,398           3,215,736           2,586,933           1,549,489
   Marketing and promotion                           1,177,031             394,679             617,124             236,309
   Depreciation and amortization                     1,979,711           1,339,051           1,089,874             657,431
   Intangibles asset amortization                         --             4,446,305                --             2,235,301
   Settlement of service Agreement                     143,133              50,000                --                50,000
   Provision for non-current assets                       --               204,062                --               204,062
                                                  ------------        ------------        ------------        ------------
         Operating loss                             (7,661,569)        (10,331,276)         (4,013,560)         (5,165,137)

Other income (expense)
  Interest, net                                     (2,251,713)           (895,744)           (738,769)           (515,126)
  Settlement of lawsuit                               (125,000)               --              (125,000)               --
  Other Losses                                         (83,233)               --               (83,233)
  Other Income                                            --               150,000                --               150,000
                                                  ------------        ------------        ------------        ------------

Loss before provision for income taxes             (10,038,282)        (11,160,253)         (4,877,329)         (5,613,496)

Income tax benefit                                        --                  --                  --                  --
                                                  ------------        ------------        ------------        ------------

NET LOSS                                          $(10,038,282)       $(11,160,253)       $ (4,877,329)       $ (5,613,496)
                                                  ============        ============        ============        ============

Basic earnings (loss) per common share            $       (.13)       $      (0.29)       $       (.06)       $      (0.14)
                                                  ============        ============        ============        ============

Diluted earnings (loss) per common shares         $       (.13)       $      (0.29)       $       (.06)       $      (0.14)
                                                  ============        ============        ============        ============

Average shares of common stock outstanding:

      Basic                                         74,930,844          41,078,702          80,755,807          41,078,702
      Diluted                                       74,930,844          41,078,702          80,755,807          41,078,702
                                                  ============        ============        ============        ============

Note: Loss per share calculations include provisions for Series A Preferred Stock dividend in the amount of $ 0 and $280,000 at September 30, 2003 and 2002, respectively, and $0 and $560,000 for the six months ended September 30, 2003 and 2002, respectively.

The accompanying notes are an integral part of these statements.

                     PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                                    SEPTEMBER 30, 2003  SEPTEMBER 30, 2002
Cash flows from operating activities:
  Net Loss                                                                             $(10,038,282)       $(11,160,253)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Compensation related to stock options                                                     --                20,626
     Loss on settlement of service agreement                                                143,133              50,000
     Provision for non-current assets                                                          --               204,062
     Other losses due to write downs                                                           --                83,233
     Depreciation and amortization                                                        1,979,711           5,785,356
     Provision for bad debts                                                                 36,000             284,270
     Convertible loan discount amortization                                               1,181,531                --
     Loss on settlement                                                                     125,000                --
  Changes in assets and liabilities:
     Increase in accounts receivable                                                     (1,193,799)           (289,280)
     Increase in deposit and other assets                                                   (24,232)           (324,013)
     Increase in prepaid expenses and other current assets                                 (376,581)           (535,029)
     (Decrease)/increase in accounts payable                                               (249,186)            159,077
     Increase/(decrease) in accrued expenses and                                          1,556,794            (822,915)
        other liabilities
     Increase in bank overdraft - related party                                                --                23,539
                                                                                       ------------        ------------
                 Net cash used in operating activities                                 $ (6,859,911)       $ (6,521,327)
Cash flows from investing activities:
  Acquisitions of property and equipment                                                 (4,967,322)           (637,490)
                                                                                       ------------        ------------
                 Net cash used in investing activities                                 $ (4,967,322)       $   (637,490)
Cash flows from financing activities:
  Payment on equipment note payable                                                            --            (1,000,000)
  Proceeds from loans                                                                          --            20,000,000
  Proceeds from bank overdraft - related party                                           10,729,573           9,982,746
  Proceeds from line of credit - related party                                            1,500,000                --
  Proceeds from the sale of 11,061,947 shares of common stock                            12,500,000                --
  Payments on loans                                                                            --           (10,000,000)
  Payments on overdraft facility - related party                                        (10,729,573)        (11,000,000)
  Payments on line of credit - related party                                             (1,500,000)               --

                                                                                       ------------        ------------
                 Net cash provided by financing activities                             $ 12,500,000        $  7,982,746
                                                                                       ------------        ------------
Net increase in cash                                                                        672,767             823,929
Cash at beginning of year                                                                 1,205,284             174,120
                                                                                       ------------        ------------
Cash at end of year                                                                    $  1,878,051        $    998,049
                                                                                       ============        ============
Supplemental disclosure of cash flow information: Cash paid during the year for:

     Taxes                                                                             $      2,755        $       --
                                                                                       ============        ============
     Interest                                                                          $    887,982        $    359,661
                                                                                       ============        ============

Non-cash investing and financing activity:

For the six months ended September 30, 2003, the Company entered into the following non-cash transactions:

On September 30, 2003, Hispanic Telecommunications Holding, S.A., a Luxembourg company, ("HTH") purchased from GNB Bank (Panama) S.A. ("GNB") $20 million of face amount convertible promissory notes issued by the Company on September 30, 2002, November 26, 2002 and February 17, 2003 On the same date, HTH converted the notes, in accordance with their terms, into 50 million shares of common stock of the Company.

As of September 30, 2003, the Company entered into an agreement to settle the lawsuit with Fire Sign. Under the settlement agreement, the Company agreed to pay Fire Sign $100,000 and issue, to the principal of Fire Sign, 17,857 restricted shares of common stock of the Company. As a result of this settlement, the Company recorded a $125,000 charge in the three month period ending September 30, 2003.

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

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Generally accepted accounting standards also require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclose contingent assets and liabilities at the date of the financial statements. Significant estimates include those made for the allowance for uncollectible accounts, and contingencies. Actual results could differ from those estimates. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

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

NOTE C - RECLASSIFICATION

Certain reclassifications have been made to the 2002 amounts to conform to the 2003 presentation, including a reclassification of Phone1 revenue in the amount of $31,000 for three months ended September 30, 2002 and $51,000 for six months ended September 30, 2002.

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

On March 27, 2002, the Company signed an Overdraft Facility (the "Overdraft Facility") with GNB Bank for $2,000,000 with an interest rate of 12% per annum. The Overdraft Facility expired on March 27, 2003 and it was callable by GNB Bank. However, the facility was extended and on April 29, 2002, the Company increased its Overdraft Facility up to an aggregate amount of $3,200,000. On May 30, 2002, the Company obtained an additional $380,000, increasing the Overdraft Facility to an aggregate amount of $3,580,000. Effective on June 20, 2002, the aggregate principal outstanding amount under the Overdraft Facility was increased to $4,580,000. On July 8, 2002, the Company increased the Overdraft Facility up to an aggregate amount of $6,000,000. Effective on July 16, 2002, the aggregate principal outstanding amount under this Overdraft Facility was increased to $9,000,000. The $9,231,438 outstanding balance of the Overdraft Facility, including accrued interest, was converted into a new note on September 30, 2002, as described below.

On September 30, 2002, GNB Bank exchanged the $10 Million Note, converted the balance outstanding of $9,231,438 under the Overdraft Facility which was callable on demand by GNB Bank and provided additional cash to Phone1 of $768,562 (used for working capital purposes) for a new $20 million convertible note (the $20 Million Loan") due October 31, 2003 (subject to acceleration in certain conditions). The $20 Million Loan was secured by a lien on all of the assets of Phone1, the Company and the Company's other primary subsidiary, GCC, and was guaranteed by the Company and GCC. The $20 Million Loan contained representations and covenants by Phone1 and the Company that are usual and customary for a loan of this type, the inaccuracy or violation of which could lead to a default and acceleration of the Loan. The $20 Million Loan bore interest at the prime rate plus 2% (6.25% as of March 31, 2003).

The principal and interest of the $20 Million Loan was convertible, in whole or in part, prior to or after the maturity date (if the loan was not fully paid), as elected by GNB Bank, into shares of the common stock of the Company at the rate of $.40 per share. The Company's shares of common stock closed at the price of $.11 per share on September 26, 2002, the last day prior to the date of closing of the $20 Million Loan on which a trade was reported. The conversion rate was subject to certain anti-dilution adjustments, including downward adjustment to the amount of any issuance of securities of the Company at a price less than $.40 per share. In addition, the loan agreement relating to the $20 Million Loan included an option for GNB Bank to loan an additional $5 million on the same terms, including as to conversion into Common Stock (the "Optional $5 Million Loan") as the $20 Million Loan. The Optional $5 Million Loan was exercised by GNB Bank on February 17, 2003, as described below.

On November 26, 2002, Phone1 entered into a Loan Agreement with GNB Bank for a loan in the amount of $5 million (the "$5 Million Loan"). The $5 Million Loan was on terms substantially identical to the $20 Million Loan, except that the maturity of the $5 Million Loan was October 31, 2003 (subject to acceleration in certain conditions). Like the $20 Million Loan, the $5 Million Loan was secured by a lien on all of the assets of Phone1, the Company and Globaltron, and was guaranteed by the Company and Globaltron. The $5 Million Loan borne interest at the prime rate plus 2% (6.25% as of March 31, 2003). Principal and interest of the $5 Million Loan was convertible, in whole or in part, prior to or after the maturity date (if the loan was not fully paid), as elected by GNB Bank, into shares of the common stock of the Company at a conversion price of $.40 per share. The closing price for shares of the Company's common stock on the date of the $5 Million Loan was $.40 per share. The conversion price was subject to certain anti-dilution adjustments, including downward adjustment to the amount of any issuance of securities of the Company at a price less than $.40 per share. The $5 Million Loan was in addition to the Optional $5 Million Loan.

On December 20, 2002, GNB Bank exercised (effective as of the close of business on that date), in part, its option and converted $10 million principal amount of the $20 Million Loan at a price of $.40 per share. Consequently, the Company issued 25,000,000 shares of its common stock to GNB Bank. In connection with the conversion, the Company issued a new $10 million note (the "New $10 Million Note") to GNB Bank, on the same terms as the converted note, to replace the $20 million note previously evidencing the $20 Million Loan.

On February 17, 2003, GNB Bank exercised the Optional $5 Million Loan and extended a loan to Phone1 in the amount of $5 million (the "Additional $5 Million Loan"). The Additional $5 Million Loan was on terms substantially identical to the $20 Million Loan and the $5 Million Loan, except that the maturity of the Additional $5 Million Loan was March 17, 2004 (subject to acceleration in certain conditions, including in the event that neither the Company, Phone1 nor GCC obtains a $5 million loan from a third party for a period of 12 months on or prior to September 30, 2003). Like the $20 Million Loan and the $5 Million Loan, the Additional $5 Million Loan was secured by a lien on all of the assets of Phone1, the Company and GCC and was guaranteed by the Company and GCC. The Additional $5 Million Loan borne interest at the prime rate plus 2% (6.25% as of March 31, 2003). Like the $20 Million Loan and the $5 Million Loan, the principal and interest of the Additional $5 Million Loan was convertible, in whole or in part, prior to or after the maturity date (if the loan was not fully paid), as elected by GNB Bank, into shares of the common stock of the Company at the rate of $.40 per share. The conversion rate was subject to certain anti-dilution adjustments, including downward adjustment to the amount of any issuance of securities of the Company at a price less than $.40 per share. On February 17, 2003, the fair market value of the Common Stock of the Company was higher then the conversation price, resulting in a beneficial conversion feature and a discount of $2,875,000. For the year ended March 31, 2003, the Company recorded $1,693,439 as an interest expense, and the remaining balance of $1,181,531 has been recorded as an interest expense during the quarter ending June 30, 2003.

The Company has agreed to cause the registration of the shares of common stock issued upon conversion of the New $10 Million Note, the $5 Million Loan and the Additional $5 Million Loan (collectively, the "Notes") under applicable securities laws so as to facilitate any potential resale by GNB Bank of such common stock. GNB Bank has extended the time by which the Company is required to file such registration statement until November 30, 2003.

The Company also had an overdraft facility with GNB Bank which was paid-off as described in Note L.

On September 30, 2003, Hispanic Telecommunications Holding, S.A., a Luxembourg company, ("HTH") purchased from GNB Bank the Notes. On the same date, HTH converted the notes, in accordance with their terms, into 50,000,000 million shares of common stock of the Company.

As of September 30, 2003, the Company has approximately $1,582,000 in a regular bank account at GNB Bank (Panama).

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

As of September 30, 2003 the loans described above were all paid.

As of September 30, 2003, the Company has $281,000 of cash with a related party US bank.

NOTE F - EQUIPMENT NOTE PAYABLE

On September 30, 2001, the Company entered into an agreement with a vendor. The Company paid $1.0 million in cash and signed a $2.0 million promissory note bearing an interest rate of 8.5% to the vendor for full and complete satisfaction of the outstanding obligations to the vendor. The note and the accrued interest were paid in four installments on December 31, 2001, March
31, 2002, June 30, 2002 and October 31, 2002. The note was secured by a lien on vendor's equipment in our possession and a guaranty of payment by the Company up to $1.5 million.

NOTE G - SETTLEMENT OF SERVICE AGREEMENT

On June 28, 2001, Phone1 entered into a billing software license agreement with a vendor. Under the agreement, the vendor granted Phone1 a non-exclusive, non-transferable license to use its software. The licensing and maintenance fees under the license agreement were to be paid at a rate of $21,000 per month for a period of 36 months. The fees to be paid by Phone1 under the license agreement were also subject to escalation if Phone1 reached certain revenue milestones (which milestones were not met prior to the termination of the agreement). Phone1 is not currently using the billing software due to certain disputes. The vendor filed a claim on April 1, 2002 against Phone1 for approximately $700,000 for a breach of a software license agreement. Phone1 has filed a counterclaim against the vendor seeking damages for the breach of software license agreement, breach of express warranty, breach of an implied warranty of fitness for a particular purpose, money had and received and unjust enrichment. Phone1 is seeking damages in excess of $1,000,000. The vendor has amended its complaint to add Globaltron Communications Corporation as a defendant, and to add additional claims against Phone1. Phone1 and GCC answered the amended complaint, denied the allegations and asserted affirmative defenses. Phone1 and GCC recently amended their counterclaims to add claims (a) to reform the license agreement to conform to the parties' understanding regarding GCC's use of the software and (b) for declaratory judgment regarding the same issue. The vendor answered the amended complaint, denied the allegations and asserted affirmative defenses.

Effective August 5, 2003, the Company entered into an agreement to settle the lawsuit with the vendor. Under the settlement agreement, the Company agreed to pay the vendor $365,000, of which, $250,000 was paid on August 19, 2003, $57,500 was paid on October 27, 2003 and the balance of $57,500 is due on or before February 5, 2004, together with interest at the rate of 10% per annum commencing on August 5, 2003. The total settlement amount will increase by to $135,000 to $500,000 if the Company fails to make the last required payment. As a result of this settlement, the Company recorded a $143,000 charge in the three month period ending June 30, 2003.

NOTE H - COMMITMENTS AND CONTINGENCIES

On November 21, 2000, the Company terminated certain agreements with a telecommunication company. As consideration for the termination, the Company paid $50,000 in cash and transferred 400,000 shares of its common stock to the telecommunications company. The Company agreed to issue an additional 50,000 shares of its common stock if the price of the Company's common stock did not have an average closing price of $7.00 per share or more for 20 consecutive trading days through November 20, 2001. The cost for settlement of service agreement amounted to $1,350,000. The shares were valued at their fair market value on of the date of the agreement. The Company did not issue the 50,000 shares of its common stock due to a dispute between the parties.

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

In July 2002, Fire Sign, Inc. sought an injunction in the Southern District of Florida against Phone1, Inc., asserting claims of copyright infringement as to certain designs Fire Sign alleged that it created for Phone1. Phone1 moved to stay the case pending arbitration of Fire Sign's claims, basing its argument for arbitration on the language contained in the agreements between the parties. The court granted Phone1's motion to stay and Fire Sign filed a demand for arbitration with the American Arbitration Association. Phone1 answered the demand to arbitrate, denied the allegations and asserted affirmative defenses. Fire Sign quantified its damages at $805,995, exclusive of attorneys' fees and costs. As of September 30, 2003, the Company entered into an agreement to settle the lawsuit with Fire Sign. Under the settlement agreement, the Company agreed to pay Fire Sign $100,000 and issue, to the principal of Fire Sign 17,857 restricted shares of common stock of the Company. As a result of this settlement, the Company recorded a $125,000 charge in the three month period ending September 30, 2003.

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

During the quarter ended September 30, 2003 the Company recorded a $1,269,000 liability for estimated withholding taxes and interest owed to the Internal Revenue Services related to interest payments made by the Company to GNB Bank. The interest payments were made by the Company to GNB Bank between March 2000 and September 30, 2003. The withholding taxes are payable to the IRS at the rate of 30%. The Company's intention is to file the necessary tax forms with the IRS and pay the liability in full. In connection with this matter, GNB Bank has agreed to pay the Company $1,087,000 of withholding taxes and the Company has recorded a $1,087,000 receivable from GNB Bank related to that payment, which receivable the Company believes it will collect.

The Company is involved in various lawsuits, either as plaintiff or defendant, and is the subject of various claims, in the ordinary course of business. In the opinion of management, the outcome of these lawsuits and claims will not have a material impact on the Company's consolidated financial statements. The Company expenses legal costs relating to these lawsuits as the costs are incurred.

NOTE I - RECENTLY ISSUED ACCOUNTING STANDARDS

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

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 to date has not had any impact on our consolidated financial statements.

In April 2003, SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133. It requires, among other things, that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective generally for contracts entered into and modified after June 30, 2003. Because the Company presently has no derivative instruments, the adoption did not have any effect on its financial statements or disclosures.

During May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the statement of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a significant impact on our operating results or financial position.

NOTE J - RELATED PARTY

Since June 2001, the Company has purchased branded handsets and certain equipment from TU, LLC a privately held company based in Ohio. In June 2001, an employee of TU began providing consulting services to Phone1. Thereafter, the consultant became a full-time employee of Phone1 and, now serves as an executive officer of Phone1. The spouse of the executive officer is a vice-president of TU and owns less than 5% of the outstanding equity in TU. For the three months ended September 30, 2003 and 2002, the Company paid $351,905 and $263,323, respectively, for product purchased from TU.

On July 15, 2002, the Company entered into an agreement with EMIDA Technologies, Inc. for $ 775,000. Under the agreement EMIDA will provide services to coordinate the integration of the new CDR export application software, data warehouse system telecommunication mapping software and EMIDA's Telco Operating Support Portal to the Company. The Chairman of the Board of the Company is also a former director and executive vice president of EMIDA. For the three months ended September 30, 2003 and 2002, the Company paid EMIDA $146,900 and $193,800, respectively, under the agreement.

For the three months ended September 30, 2003 and 2002, the Company paid $48,750 and $27,270 respectively, to LF Marketing for services rendered in connection with the Company's street marketing campaign. As independent contractors, LF Marketing was responsible for the payment of costs and expenses associated with their services. LF Marketing is owned by the brother and sister-in-law of a non-executive officer of the Company.

A board member of the Company is also the Chairman of the Board of a financial institution the Company does business with (see Note E).

For the three months ended September 30, 2003 and 2002, the Company paid $45,000 and $112,500, respectively, to Consad Corp. for billing and consulting services. Consad Corp. is a minority owner of MTG (see Note B). The Company's Chief Executive Officer is a former director of Consad Corp.

NOTE K - ACQUIRED INTANGIBLE ASSETS AND ADOPTION OF STATEMENT 142

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

NOTE L - EQUITY TRANSACTIONS

On September 30, 2003, Hispanic Telecommunications Holding, S.A., a Luxembourg company, ("HTH") purchased from GNB Bank (Panama) S.A. ("GNB") $20 million of face amount convertible promissory notes issued by the Company on September 30, 2002, November 26, 2002 and February 17, 2003. On the same date, HTH converted the notes, in accordance with their terms, into 50,000,000 million shares of common stock of the Company

On September 30, 2003, HTH subscribed to, and purchased from the Company 11,061,947 restricted shares of its common stock for $1.13 per share, or $12,500,000. Such subscription was accepted by the Company and such shares were issued to HTH as of September 30, 2003. The funds were used to pay in full the principal and interest under an overdraft facility issued by GNB Bank and the balance was used as working capital of the Company and for the development and roll out of Phone1 services.

Following the transaction, GNB remained with no shares of the Registrant. HTH became the major shareholder of the Registrant. HTH currently owns 99,414,661 shares of the common stock of the Registrant, representing approximately 70% of the Registrant's outstanding common stock.

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

                                                                Six Months Ended             Three Months Ended
                                                                  September 30,                 September 30,
                                                               2003           2002           2003            2002
                                                             ---------      ---------      ---------      ---------
Net loss as reported                                         $ (10,038)     $ (11,160)     $  (4,877)     $  (5,613)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects                                      (1,585)          (669)            --           (202)
                                                             ---------      ---------      ---------      ---------
Pro forma net loss                                           $ (11,623)     $ (11,829)     $  (4,877)     $  (5,815)
                                                             =========      =========      =========      =========
Basic and diluted loss per share - as reported               $    (.13)     $    (.29)     $    (.06)     $    (.14)
Basic and diluted loss per share - pro forma                 $    (.16)     $    (.30)     $    (.06)     $    (.15)

The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in the six months ended September 30, 2003 and 2002, respectively: expected volatility 271% for 2003 and 332% for 2002; risk-free interest rates of 4.78% for 2003 and 4.87% for 2002; and expected holding periods in 3 years in 2003 and 3 years in 2002.

NOTE M - CONCENTRATION

During the quarter ended September 30, 2003, the Company derived 44% of the total revenues from one customer of the Company's subsidiary Phone1, Inc.

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

o    regulatory considerations and risks related to international economies,

o risks related to market acceptance and demand for our products and services,

o    our dependence on third party suppliers and technology developers,

o    the impact of competitive services,

o risks associated with economic conditions and continued weakness in the U.S. securities market,

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

On November 16, 2001, in connection with the formation of Phone1Smart LLC, a limited liability company ("Phone1Smart"), organized under the Delaware limited liability act, the Company entered into an operating agreement with MTG Interconnection LC ("MTG"), a Florida limited liability company. The Company owns 51% of the interests in Phone1Smart. The 51% interest in Phone1 Smart is being consolidated into the financial statements of the Company.

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

Our wholly-owned subsidiary, Globaltron, operates switching and networking facilities that carry domestic and long distance telephone calls. We currently have two switch facilities, one located in New York and the other in Miami, Florida. Our two switch facilities are linked with different vendors for redundancy purposes - if the operations of one location fails, calls can be routed through facilities at the other location. The Company targets customers with significant international long distance usage and offers them competitive rates for international destinations.

Through our wholly-owned Phone1 subsidiary we research, develop and market telecommunications products and services primarily to Unites States-based third-party owners and operators of coin operated telephones. The Company's core product consists of direct dialed domestic and international long distance calls to most countries throughout the world for initial deposits of$.25 to $1.00. Each call is rated or priced by a preset pricing structure consisting of a number of minutes for the destination dialed by the customer. Additional minutes may be purchased at attractive rates.

Phone1Smart, our majority-owned subsidiary, intends to provide telecommunications and related services to business and residential customers in their offices and homes. Operations of Phone1 Smart are not actively promoted.

The Company derives revenues from four sources:

o ARBITRAGE SALES. Arbitrage sales occur when the Company transports an international long distance call to a foreign destination where the Company does not maintain a facility. In these cases, the Company transports the call to the foreign destination based upon agreements between the Company and various third party telecommunications carriers. Arbitrage sales represented approximately 46% of our revenues for the quarter ended September 30, 2003.

o CARRIER SALES. Carrier sales occur when the Company transports an international long distance call to a foreign destination where the Company maintains a facility. During the fiscal years ended March 31, 2003 and 2002 the Company operated foreign facilities in Brazil. The Company closed its foreign facilities in the first quarter of fiscal 2003 and no further carrier sales are anticipated.

o PHONE1 SERVICES. Revenues from Phone1 services consist of direct dialed international and domestic long distance calls made from Phone1-enabled pay telephones. The Company does not own the payphones. The calls are routed through our switching facilities and designated networks. We invoice the payphone owner an amount, based upon calls made. Phone1 services represented approximately 51% of our revenues for the quarter ended September 30, 2003. Most of our resources are being devoted to expansion of the Phone1 business and we anticipate significant growth from this revenue source.

o PREPAID CALLING CARDS. The Company sells prepaid calling cards and had immaterial revenues from the sale of the calling cards for the quarter ending September 30, 2003.

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

The Company has also signed agreements with two other major telecom providers, Qwest Interprise America and Sprint Payphone Services. Under these agreements, Phone1's services are available on designated payphones to customers of these providers. Subject to certain earlier events of termination, each of these agreements has a term of three years. The Company commenced roll out of services under its agreement with Sprint during the quarter ending December 31, 2002. The roll out of services under the agreement with Qwest is currently planned for the quarter ending December 31, 2003.

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

RESULTS OF OPERATIONS

THE DISCUSSION BELOW RELATES TO RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2002

Revenues for the quarter ended September 30, 2003 were $3,133,000 compared to $991,000 for the quarter ended September 30, 2002, an increase of $2,142,000 or 216%. The increase was the result of a $639,000 increase in arbitrage sales attributable to Globaltron, an increase of $1,513,000 attributable to Phone1 sales and increase of $84,000 attributable to Network and operator-assistance sales . These increases were partially offset by a decrease in revenues from prepaid calling cards. Prepaid calling card sales amounted to approximately $10,000 and $72,000 in September 30, 2003 and 2002, respectively, a decrease of $62,000. The decrease was due to a shift in focus away from sales of prepaid calling cards. Phone1 Smart revenues amounted to approximately $33,000 and $1,000 in three months ending September 30, 2003 and 2002, respectively, a decrease of $32,000.

Cost of sales for the quarter ended September 30, 2003 was $2,853,000 compared to $1,224,000 for the quarter ended September 30, 2002, an increase of $1,629,000 or 133%. The two major components of cost of sales are fixed recurring cost and variable cost. Fixed recurring cost for the three months ended September 30, 2003 and September 30, 2002 were approximately $244,000 and $273,000, respectively, a decrease of $29,000 or 11%. The decrease was primarily due to the Company terminating certain service agreements with vendors to reduce the fixed cost. Variable cost was $2,609,000 and $950,000 for the three months ended September30, 2003 and September30, 2002, respectively, an increase of $1,659,000 or 175%. The increase is primarily attributable to the increased traffic volumes associated with revenue growth from arbitrage sales and Phone1 sales.

Selling, general, and administrative expenses were approximately $2,587,000 for the three months ended September 30, 2003 and $1,549,000 for the three months ended September 30, 2002, an increase of $1,038,000 or 67%. The increase was primarily related to the increase in professional fees, comprised of technical and general consulting fees, which amounted to $1,331,000 for September 30, 2003 and $530,000 for September 30, 2002, an increase of $801,000 or 151%.

Marketing and promotion expense totaled approximately $617,000 and $236,000 for the three months ended September 30, 2003 and 2002, respectively, an increase of $381,000 or 161%. The increase relates primarily to increased marketing and advertisement for our developing Phone1 business.

Depreciation expense for the quarter ended September 30, 2003 was $1,090,000 compared to $657,000 for the quarter ended September 30, 2002, an increase of $433,000 or 66%. The increase is primarily related to the purchase of additional fixed assets being used in Phone1.

Amortization of intangible assets incurred because of acquisition of Phone1 which amounted to $2,235,000 for the quarter ended September 30, 2002. No amortization of intangible assets was recorded during the quarter ended September 30, 2003 since the Company wrote off the intangible assets during the year ended March 31, 2003.

Provision for non-current assets located in Costa Rica which amounted to $204,062 was recorded during the quarter ended September 30, 2002. No such transaction was recorded during the quarter ended September 30, 2003.

Other income for the quarter ended September 30, 2003 was $0, compared to $150,000 for the quarter ended September 30, 2002. The decrease was the result of recording in 2002 the reversal of loss on settlement with certain vendor that was credited to the company during the fiscal year ended March 31, 2003. No such transaction was recorded during the quarter ended September 30, 2003.

Settlement of lawsuit for the three months ended September 30, 2003 was $125,000 as a result of the Company issuing 17,857 shares of common stock to Fire Sign's principal and payment of $100,000 in cash in connection with settlement of the Fire Sign case. No such transaction was recorded during the quarter ended September 30, 2002.

Net loss and diluted earnings (loss) per share decreased significantly by $736,000 or 13% from ($5,613,000) and ($0.14) for the quarter ended September 30, 2002 compared to a net loss of ($4,877,000) and ($0.06) for the quarter ended September 30, 2003.

THE DISCUSSION BELOW RELATES TO RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2002

Revenues for the six months ended September 30, 2003 were approximately $6,148,000 compared to $1,764,000 for the six months ended September 30, 2002, an increase of $4,384,000 or 249%. The increase was the result of a $2,085,000 increase in arbitrage sales attributable to Globaltron, a $2,582,000 increase attributable to Phone1 sales and a $171,000 increase in Network and operator assistance sales. These increases were partially offset by a decrease in revenues from prepaid calling cards. Prepaid calling card sales amounted to approximately $20,000 and $442,000 in September 30, 2003 and 2002, respectively, a decrease of $422,000. The decrease was due to a shift in focus away from sales of prepaid calling cards. Phone1 Smart revenues amounted to approximately $33,000 and $7,000 in six months ending September 30, 2003 and 2002, respectively, a decrease of $26,000. Carrier sales amounted to approximately $0 and $6,000 in six months ending September 30, 2003 and 2002, respectively, a decrease of $6,000. The decrease was due to the competitive pricing pressures and cessation of our overseas facilities.

Cost of sales for the six months ended September 30, 2003 was approximately $5,951,000 compared to $2,445,000 for the six months ended September 30, 2002, an increase of $3,506,000 or 143%. The two major components of cost of sales are fixed recurring cost and variable cost. Fixed recurring cost for the six months ended September 30, 2003 and September 30, 2002 were approximately $441,000 and $557,000, respectively, a decrease of $116,000 or 21%. The decrease was primarily due to the Company terminating certain service agreements with vendors to reduce the fixed cost. Variable cost was $5,510,000 and $1,888,000 for the six months ended September30, 2003 and September30, 2002, respectively, an increase of $3,622,000 or 192%. The increase is primarily attributable to the increased traffic volumes associated with revenue growth from arbitrage sales and Phone1 sales.

Selling, general, and administrative expenses were approximately $4,559,000 for the six months ended September 30, 2003 and $3,216,000 for the six months ended September 30, 2002, an increase of $1,343,000 or 42%. The increase was primarily related to the increase in professional fees, comprised of technical and general consulting fees, which amounted to $2,163,000 for September 30, 2003 and $1,104,000 for September 30, 2002, an increase of $1,059,000 or 96%.

Marketing and promotion expense totaled approximately $1,177,000 and $395,000 for the six months ended September 30, 2003 and 2002, respectively, an increase of $782,000 or 198%. The increase relates primarily to increased marketing and advertisement for our developing Phone1 business.

Depreciation expense for the six months ended September 30, 2003 was $1,980,000 compared to $1,339,000 for the six months ended September 30, 2002, an increase of $641,000 or 48%. The increase is primarily related to the purchase of additional fixed assets that are being used in Phone1.

Amortization of intangible assets incurred because of acquisition of Phone1 amounted to $4,446,000 for the six months ended September 30, 2002. No amortization of intangible assets was recorded during the six months ended September 30, 2003 since the Company wrote off the intangible assets during the year ended March 31, 2003.

Net interest expense for the six months ended September 30, 2003 was $2,252,000, compared to $896,000 for the six months ended September 30, 2002, an increase of $1,356,000 or 151%. The increase was the result of $1,181,000 in loan discount amortization as a result of the conversion feature on our $5 million February 17, 2003 convertible loan.

Settlement of service agreement for the six months ended September 30, 2003 was $143,000, which resulted from the Company settling a service agreement with a vendor compared to $0 for the six month ended September 30, 2002.

Settlement of lawsuit for the six months ended September 30, 2003 was $125,000 as a result of Company issuing 17,857 shares of common stock to Fire Sign's principal and payment of $100,000 in cash in connection with settlement of the Fire Sign case. No such transaction was recorded during the six month ended September 30, 2002.

Net loss and diluted earnings (loss) per share changed significantly from ($11,160,000) and ($0.29), respectively, for the six months ended September 30, 2002 compared to a net loss of ($10,038,000) and ($0.13), respectively, for the six months ended September 30, 2003.

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

LOANS FROM GNB BANK - RELATED PARTY

Since February 2000, the Company has entered into a series of financings and refinancings with GNB Bank Panama S.A. ("GNB Bank"). For a complete description of these transactions see "Note D to the Company's Condensed Consolidated Financial Statements" included in Part I, Item 1 of this Form 10QSB, which is incorporated by reference.

On September 30, 2003, Hispanic Telecommunications Holding, S.A., a Luxembourg company, ("HTH") purchased from GNB Bank all of GNB Bank's Notes issued by the Company and on the same date, HTH converted the notes, in accordance with their terms, into 50,000,000 million shares of common stock of the Company.

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

As of September 30, 2003 the loans described above were all paid.

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

CONVERSION OF LOANS PAYABLE TO COMMON STOCK

On September 30, 2003, Hispanic Telecommunications Holding, S.A., a Luxembourg company, ("HTH") purchased from GNB Bank (Panama) S.A. ("GNB") $20 million of face amount convertible promissory notes issued by the Company on September 30, 2002, November 26, 2002 and February 17, 2003. On the same date, HTH converted the notes, in accordance with their terms, into 50,000,000 million shares of common stock of the Company.

ITEM 3. CONTROLS AND PROCEDURES.

Disclosure controls and procedures as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable laws, rules and regulations. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Globaltron Communications Corporation vs NWT Partners, Ltd. was filed on April 21, 2003, in Miami-Dade County Circuit Court (Case N0. 03-9655 CA 09), seeking a determination that GCC has been constructively evicted from its offices on the 25th floor of 100 N. Biscayne Blvd., Miami, Florida, due to poor ventilation and air quality. GCC also seeks damages for breach of lease and a declaratory judgment that, as a result of the constructive eviction, the lease for such space is terminated. Suit was filed following repeated complaints by GCC of air quality problems and the failure of the landlord to take corrective action. The suit is supported by an independent evaluation performed by GCC's environmental expert, concluding, among other things, that a lack of adequate ventilation in the premises has caused the poor air quality. GCC has withheld payment of rent in accordance with Florida Statute Section 83.201, however, in accordance with a Court order rent is currently being paid into the Court Registry. The landlord has denied GCC's claims and has brought a separate action under the caption NWT Partners, Ltd. v. Globaltron Communications Corporation et al. in Miami-Dade County Court (Case No. 03-7563-CC-01) seeking to evict GCC from the premises and damages for GCC's alleged breach of lease resulting from its failure to pay rent. The landlord is seeking future rent payments over the balance of the lease term. The landlord's case has been transferred to the Court hearing GCC's constructive eviction claim, and the two cases have now been consolidated. Discovery requests have been posited by GCC, but have not as yet been responded to. Informal discussions are ongoing between the parties to resolve the disputes.

Effective August 5, 2003, the Company entered into an agreement to settle a lawsuit that was pending in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida, under the caption Daleen Technologies, Inc. v. Phone1, Inc. and Globaltron Communications Corporation. Daleen was seeking damages for the Company's alleged breach of a software licensing agreement. Under the settlement agreement, the Company agreed to pay the vendor $365,000, of which, $250,000 was paid on August 19, 2003, $57,500 was paid on October 27, 2003 2003 and the balance of $57,500 is due on or before February 5, 2004, together with interest at the rate of 10% per annum commencing on August 5, 2003. The total settlement amount will increase by $135,000 to $500,000 if the Company fails to make the last required payment.

In July 2002, Fire Sign, Inc. sought an injunction in the Southern District of Florida against Phone1, Inc., asserting claims of copyright infringement as to certain designs Fire Sign alleged that it created for Phone1. Phone1 moved to stay the case pending arbitration of Fire Sign's claims, basing its argument for arbitration on the language contained in the agreements between the parties. The court granted Phone1's motion to stay and Fire Sign filed a demand for arbitration with the American Arbitration Association. Phone1 answered the demand to arbitrate, denied the allegations and asserted affirmative defenses. Fire Sign quantified its damages at $805,995, exclusive of attorneys' fees and costs. As of September 30, 2003, the Company entered into an agreement to settle the lawsuit with Fire Sign. Under the settlement agreement, the Company agreed to pay Fire Sign $100,000 and issue, to the principal of Fire Sign 17,857 restricted shares of common stock of the Company. As a result of this settlement, the Company recorded a $125,000 charge in the three month period ending September 30, 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On September 30, 2003, pursuant to a stock and promissory notes purchase agreement of the same date, Hispanic Telecommunications Holding, S.A., a Luxembourg company, ("HTH") purchased from GNB Bank (Panama) S.A. ("GNB Bank") $20 million of face amount convertible promissory notes issued by the Company on September 30, 2002, November 26, 2002 and February 17, 2003. On the same date, HTH converted the notes, in accordance with their terms, into 50,000,000 million shares of common stock of the Company.

Also on September 30, 2003, HTH subscribed to, and purchased from the Company 11,061,947 restricted shares of its common stock for $1.13 per share, or $12,500,000. Such subscription, which was exempted from registration under the Securities Act by virtue of Regulation S, was accepted by the Company and such shares were issued to HTH as of September 30, 2003. The funds were used for the development and roll out of Phone1 services and for the working capital.

Following the transactions described above, GNB Bank remained with no shares of the Registrant. HTH became the major shareholder of the Registrant. HTH currently owns 99,414,661 shares of the common stock of the Registrant, representing approximately 70% of the Registrant's outstanding common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 4, 2003, two stockholders, owning in the aggregate 55,747,489 shares, or approximately 70%, of the Company's common stock outstanding on that date, executed a written consent in lieu of meeting to (a) elect Louis Giordano, Dario Echeverry, Michael Spritzer and Frederic Z. Haller to the Company's Board of Directors, to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified, and (b) ratify the appointment of Grant Thornton LLP as the Company's independent auditors for each of the years ended March 31, 2003 and March 31, 2004. The Company did not solicit proxies in connection with this stockholder action inasmuch as the two stockholders own in excess of the number of shares that would have been required to approve the action if a meeting had been held. The written consent in lieu of meeting became effective on or about August 25, 2004.

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

On September 30, 2003, Hispanic Telecommunications Holding, S.A., a Luxembourg company, ("HTH") purchased from GNB Bank (Panama) S.A. ("GNB Bank") (i) $20 million of face amount convertible promissory notes issued by the Company on September 30, 2002 (as amended in December 20, 2002), November 26, 2002 and February 17, 2003, and (ii) 38,352,714 shares of the common stock of the Company, par value $0.001 per share. On the same date, HTH converted the notes, in accordance with their terms, into 50,000,000 shares of common stock of the Company.

Further, on September 30, 2003, HTH subscribed to, and purchased from, the Company 11,061,947 shares of its common stock for $1.13 per share, or $12,500,000. Such subscription was accepted by the Company and such shares were issued to HTH as of September 30, 2003.

Following the above described transactions, GNB Bank no longer owned any shares of the Company. HTH became the major shareholder of the Company. HTH currently owns 99,414,661 shares of the common stock of the Company, representing approximately 70% of the Company's outstanding common stock.

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

         10.51 Letter dated May 11, 2003, from GNB Bank Panama S.A. extending the date by which the Company is required to file a registration statement. (21)

         10.52    Letter dated February 20, 2003, between Phone1, Inc. and Via
                  One Technologies, Inc., terminating Agreement dated October
                  15, 2002. (21)

         10.53    Consulting Agreement dated April 15, 2002 between Phone1, Inc.
                  and APC Development Inc. and Weaver Jordan. (21)

         10.54    Letter dated July 16, 2003, from GNB Bank Panama S.A.

                  notifying Phone1, Inc. that it is extending to August 31, 2003 the date to which it may accelerate the maturity date of the February 17, 2003 $5 Million Loan.(22)

         10.55    Letter dated July 16, 2003, from GNB Bank Panama S.A.
                  extending to August 31, 2003 the date by which the Company is required to file a registration statement. (22)

         10.56 Regulation S Subscription Agreement, dated September 30, 2003, by and between the Registrant and Hispanic Telecommunications
                  Holding, S.A.(23)

         10.57    Conversion Notice sent by Hispanic Telecommunications Holding,
                  S.A. to Phone1Globalwide, Inc., Phone1, Inc. and Globaltron
                  Communications Corporation relating to the note issued on September 30, 2002, as amended on December 20, 2002.(23)

         10.58    Conversion Notice sent by Hispanic Telecommunications Holding,
                  S.A. to Phone1Globalwide, Inc., Phone1, Inc. and Globaltron
                  Communications Corporation relating to the note issued on November 26, 2002.(23)

         10.59    Conversion Notice sent by Hispanic Telecommunications
                  Holding, S.A. to Phone1Globalwide, Inc., Phone1, Inc. and
                  Globaltron Communications Corporation relating to the note issued on February 17, 2003.(23)

         10.60    Letter from GNB Bank Panama S.A. extending to November 30,
                  2003 the date by which the Company is required to file a registration statement.**

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

(22) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 333-05188-A), as filed with the Securities and Exchange Commission on August 14, 2003.

(23) Filed as an exhibit to the Company's Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission filed on October 14, 2003.

(b) Reports on Form 8-K.

(i) On October 14, 2003, the Company filed a Current Report on Form 8-K to report the change in control of the Company pursuant to which Hispanic Telecommunications Holding S.A., a Luxembourg company, became the major shareholder of the Company, holding approximately 70% of the Company's outstanding common stock as of September 30, 2003.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 14, 2003

                                        PHONE1GLOBALWIDE, INC.

                               By:      /s/  Dario Echeverry
                                        ---------------------------
                                        Dario Echeverry
                                        Chief Executive Officer

                               By:      /s/  Syed Naqvi
                                        ---------------------------
                                        Syed Naqvi
                                        Chief Financial Officer

                                 Exhibit Index

         10.60    Letter from GNB Bank Panama S.A. extending to November 30,
                  2003 the date by which the Company is required to file a registration statement.

         31.1     CEO Certification Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

         31.2     CFO Certification Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

         32       CEO and CFO Certifications Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.