Form 10QSB
period 2003-12-31
PHONE1GLOBALWIDE INC
filed 2004-02-12
CIK 1017837

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                                   (Mark One)

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2003


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


         100 North Biscayne Boulevard, 25th Floor, Miami, Florida 33132
         --------------------------------------------------------------
                    (Address of principal executive offices)


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

Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's class of common equity, as of February 12, 2004: 141,161,995

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                     PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES

                                      INDEX

PART I   -   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets as of December 31, 2003 (unaudited) and March 31, 2003              3

         Unaudited Consolidated Statements of Operations for the Nine Months and Three Months
         Ended December 31, 2003 and 2002                                                                4

         Unaudited Consolidated Statement of Cash Flows for the Nine months Ended
         December 31, 2003 and 2002                                                                      5

         Notes to Consolidated Financial Statements                                                      6

Item 2.  Mangement's Discussion and Analysis or Plan of Operation                                        12

Item 3.  Controls and Procedures                                                                         19

PART II   -   OTHER INFORMATION

Item 1.  Legal Proceedings                                                                               20

Item 2.  Changes in Securities and Use of Proceeds                                                       20

Item 3.  Default Upon Senior Securities                                                                  20

Item 4.  Submission of Matters to a Vote of Security Holders                                             20

Item 5.  Other Information                                                                               21

Item 6.  Exhibits and Reports on Form 8-K                                                                21

SIGNATURES                                                                                               28

EXHIBIT INDEX                                                                                            29

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

           DECEMBER 31, 2003 (UNAUDITED) AND MARCH 31, 2003 (AUDITED)

                                                                                     DECEMBER 31, 2003     MARCH 31, 2003
                            ASSETS
Current assets
  Cash                                                                               $     292,187         $   1,205,284
  Accounts receivable, less allowance for doubtful
     accounts of $213,100 and $236,253 at December 31,
     2003 and March 31, 2003, respectively                                                 914,991               863,170
  Other receivable - GNB bank                                                            1,086,798                    --
  Prepaid expenses and other current assets                                              1,012,692               885,093
                                                                                     -------------         -------------
        Total current assets                                                         $   3,306,668         $   2,953,547

Property and equipment, net                                                             10,180,041             7,188,972
Deposits and other                                                                       1,288,730             1,304,244
Intangible Assets                                                                        1,328,559             1,328,559
                                                                                     -------------         -------------
        Total assets                                                                 $  16,103,998         $  12,775,322
                                                                                     =============         =============
            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Over draft facility - GNB Bank                                                         1,710,862                    --
  Accounts payable                                                                         957,710             1,688,167
  Convertible loan payable to bank - GNB Bank
     (net of -0- and $1,181,531 discount in December 31, 2003 and
      March 31, 2003, respectively)                                                             --            18,818,469
    Accrued expenses and other current liabilities                                       3,624,339             1,929,123
                                                                                     -------------         -------------
        Total current liabilities                                                    $   6,292,911         $  22,435,759

Stockholders' equity
  Series A 8% Convertible Preferred stock, par value of
     $.001, 10,000,000 shares authorized; -0- and 9,000,000 issued
     and outstanding as of December 31, 2003 and March 31, 2003, respectively                   --                 9,000
  Common stock, par value of $.001, 200,000,000 shares
     authorized; 141,161,995 and 66,128,702 shares issued
     and outstanding as of December 31, 2003 and March 31, 2003,
     respectively                                                                          141,162                66,128
  Additional paid-in capital                                                           128,487,967            96,029,000
  Accumulated deficit                                                                 (118,818,042)         (105,764,565)
                                                                                     -------------         -------------
  Total stockholders' equity (deficit)                                               $   9,811,087         ($  9,660,437)
                                                                                     -------------         -------------
  Total liabilities and stockholders' equity (deficit)                               $  16,103,998         $  12,775,322
                                                                                     =============         =============


                     PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                                           Nine Months Ended                       Three Months Ended
                                                  --------------------------------        --------------------------------
                                                  December 31,         December 31,        December 31,       December 31,
                                                      2003                2002                2003                2002
                                                  ------------        ------------        ------------        ------------
Revenue                                             10,250,971           3,740,128           4,102,482           1,976,452

Expenses
   Cost of sales                                     9,478,982           4,535,679           3,528,197           2,090,560
   General and administrative                        6,456,380           4,780,689           1,896,982           1,564,954
   Marketing and promotion                           1,592,311           1,612,193             415,280           1,217,513
   Depreciation and amortization                     3,217,837           2,048,579           1,238,126             709,528
   Intangibles asset amortization                         --             6,845,825                --             2,399,520
   Settlement of service Agreement                     143,133              50,000                --                    --
   Provision for non-current assets                       --               204,062                --                    --
                                                  ------------        ------------        ------------        ------------
         Operating loss                            (10,637,672)        (16,336,899)         (2,976,103)         (6,005,623)

Other income (expense)
  Interest, net                                     (2,290,805)         (1,261,738)            (39,092)           (365,995)
  Settlement of lawsuit                               (125,000)               --                   --                   --
  Other Losses                                                             (83,233)                --                   --
  Other Income                                              --             173,450                 --              23,450
                                                  ------------        ------------        ------------        ------------

Loss before provision for income taxes             (13,053,477)        (17,508,420)         (3,015,195)         (6,348,168)

Income tax benefit                                        --                  --                  --                  --
                                                  ------------        ------------        ------------        ------------

NET LOSS                                          $(13,053,477)       $(17,508,420)       $ (3,015,195)       $ (6,348,168)
                                                  ============        ============        ============        ============

Basic earnings (loss) per common share            $       (.13)       $      (0.44)       $       (.02)       $      (0.15)
                                                  ============        ============        ============        ============

Diluted earnings (loss) per common shares         $       (.13)       $      (0.44)       $       (.02)       $      (0.15)
                                                  ============        ============        ============        ============

Average shares of common stock outstanding:

      Basic                                         97,088,175          42,169,611         141,161,995          44,339,572
      Diluted                                       97,088,175          42,169,611         141,161,995          44,339,572
                                                  ============        ============        ============        ============


Note: Loss per share calculations include provisions for Series A Preferred Stock dividend in the amount of $ 0 and $280,000 at December 31, 2003 and 2002, respectively, and $0 and $840,000 for the nine months ended December 31, 2003 and 2002, respectively.

The accompanying notes are an integral part of these statements.

                     PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                                                                    DECEMBER 31, 2003  DECEMBER 31, 2002
Cash flows from operating activities:
  Net Loss                                                                             $(13,053,477)       $(17,508,420)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Compensation related to stock options                                                     --                30,939
     Loss on settlement of service agreement                                                143,133              50,000
     Provision for non-current assets                                                          --               204,062
     Other losses due to write downs                                                           --                83,233
     Depreciation and amortization                                                        3,217,837           8,894,404
     Provision for bad debts - recovery                                                     (23,152)            306,270
     Convertible loan discount amortization                                               1,181,531                --
     Loss on settlement                                                                     125,000                --
  Changes in assets and liabilities:
     Increase in accounts receivable                                                     (1,115,467)           (702,626)
     Increase in deposit and other assets                                                    15,515           (835,955)
     Increase in prepaid expenses and other current assets                                 (127,599)           (705,449)
     Decrease in accounts payable                                                          (730,457)           (397,072)
     Increase/(decrease) in accrued expenses and                                          1,452,083            (742,472)
        other liabilities
     Increase in bank overdraft - GNB Bank                                                     --               209,533
                                                                                       ------------        ------------
                 Net cash used in operating activities                                 $ (8,915,053)       $(11,113,553)
Cash flows from investing activities:
  Acquisitions of property and equipment                                                 (6,208,906)         (1,291,265)
                                                                                       ------------        ------------
                 Net cash used in investing activities                                 $ (6,208,906)       $ (1,291,265)
Cash flows from financing activities:
  Payment on equipment note payable                                                            --            (1,500,000)
  Proceeds from loans                                                                          --            25,000,000
  Proceeds from bank overdraft - GNB Bank                                                12,440,435          11,482,748
  Proceeds from line of credit                                                            1,500,000                --
  Proceeds from the sale of 11,061,947 shares of common stock                            12,500,000                --
  Payments on loans - GNB Bank                                                                 --           (10,000,000)
  Payments on overdraft facility - GNB Bank                                             (10,729,573)        (12,500,000)
  Payments on line of credit                                                             (1,500,000)               --
                                                                                       ------------        ------------
                 Net cash provided by financing activities                             $ 14,210,862        $ 12,482,748
                                                                                       ------------        ------------
Net (decrease)/increase in cash                                                            (913,097)             77,930
Cash at beginning of year                                                                 1,205,284             174,120
                                                                                       ------------        ------------
Cash at end of year                                                                    $    292,187        $    252,050
                                                                                       ============        ============
Supplemental disclosure of cash flow information: Cash paid during the year for:

     Taxes                                                                             $     15,812        $       --
                                                                                       ============        ============
     Interest                                                                          $    890,157        $  1,289,874
                                                                                       ============        ============


Non-cash investing and financing activity:

For the nine months ended December 31, 2003, the Company entered into the following non-cash transactions:

On September 30, 2003, Hispanic Telecommunications Holding, S.A., a Luxembourg company, ("HTH") purchased from GNB Bank (Panama) S.A. ("GNB") $20 million of face amount convertible promissory notes issued by the Company on December 31, 2002, November 26, 2002 and February 17, 2003 On the same date, HTH converted the notes, in accordance with their terms, into 50 million shares of common stock of the Company.

As of September 30, 2003, the Company entered into an agreement to settle the lawsuit with Fire Sign. Under the settlement agreement, the Company paid Fire Sign $100,000 and issued to the principal of Fire Sign, 17,857 restricted shares of common stock of the Company. As a result of this settlement, the Company recorded a $125,000 charge in the nine month period ending December 31, 2003.

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

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Generally accepted accounting standards also require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclose contingent assets and liabilities at the date of the financial statements. Significant estimates include those made for the allowance for uncollectible accounts, and contingencies. Actual results could differ from those estimates. Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

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

NOTE C - RECLASSIFICATION

Certain reclassifications have been made to the 2002 amounts to conform to the 2003 presentation, including a reclassification of Phone1 revenue in the amount of $59,000 for three months ended December 31, 2002 and $111,000 for nine months ended December 31, 2002.

NOTE D - LOANS PAYABLE

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

On September 30, 2003, HTH subscribed to, and purchased from the Company 11,061,947 restricted shares of its common stock for $1.13 per share or $12,500,000. Such subscription was accepted by the Company and such shares were issued to HTH as of September 30, 2003. The funds were used to pay in full the principal and interest under an overdraft facility issued by GNB bank and the balance was used as working capital of the Company and for the development and roll out of Phone1 services.

Following the above described transactions, GNB Bank no longer owned any shares of the Company. HTH became the major shareholder of the Company. HTH currently owns 99,414,661 shares of the common stock of the Company, representing approximately 70% of the Company's outstanding common stock.

On December 26, 2003, the Company signed an Overdraft Facility ("the Overdraft Facility") with GNB Bank for $3,000,000 with an interest rate of 12% per anum. The Overdraft Facility expires on December 27, 2004. On December 31, 2003, the Overdraft Facility borrowing was approximately $1,711,000.

NOTE E - LOANS FROM FINANCIAL INSTITUTIONS

On March 29, 2002, the Company entered into a loan agreement with a financial institution in the principal amount of $1 million. The loan was funded April 1, 2002. The interest rate charged on the loan agreement was based on the prime rate (4.25% as of March 31, 2003) plus 1%. The loan was evidenced by a promissory note. The loan was payable on demand and it was paid through refinancing on April 29, 2002.

A director of the Company is also a director of the financial institution.

On April 29, 2002, the Company entered into a loan agreement with a financial institution in the principal amount of $1 million. The interest rate charged on the borrowings under the loan agreement was the prime rate plus 1%. The loan was payable on demand and the outstanding balance under the loan agreement was refinanced on May 31, 2002.

On May 30, 2002, the Company signed a new loan agreement with a financial institution in the principal amount of $1 million. Interest rate charged on the borrowing under the loan agreement is 5.75%. The loan was refinanced on August 20, 2002.

On October 9, 2002, Phone1 borrowed $1.5 million from a financial institution. The loan bears interest at the rate of 5.75% per annum and is payable on demand. The loan proceeds are being used for general working capital purposes. During the quarter ended June 30, 2003, the Company borrowed $1.5 million under the loan agreement. A director of the bank is also a director of the Company.

As of September 30, 2003 the loans described above were all paid.


NOTE F - SETTLEMENT OF SERVICE AGREEMENT

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

Effective August 5, 2003, the Company entered into an agreement to settle the lawsuit with the vendor. Under the settlement agreement, the Company agreed to pay the vendor $365,000, of which, $250,000 was paid on August 19, 2003, $57,500 was paid on October 27, 2003 and the balance of $57,500 was paid on February 3, 2004, together with interest at the rate of 10% per annum commencing on August 5, 2003. As a result of this settlement, the Company recorded a $143,000 charge in the three month period ending June 30, 2003.

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

On April 21, 2003, GCC filed suit in Miami-Dade County Circuit Court (Case N0. 03-9655 CA 09) against NWT Partners, Ltd., seeking a determination that GCC has been constructively evicted from its offices on the 25th floor of 100 N. Biscayne Blvd., Miami, Florida, as a result of environmental issues and unacceptable air quality. GCC also seeks damages for breach of lease and a declaratory judgment that, as a result of the constructive eviction, the lease for such space is terminated. Suit was filed following repeated complaints by GCC of air quality problems and the failure of the landlord to take corrective action. The suit is supported by an independent evaluation performed by GCC's environmental experts, concluding, among other things, that a lack of adequate ventilation in the premises has caused the poor air quality. GCC has withheld payment of rent in accordance with Florida Statute Section 83.201, however rent has been paid into the court pursuant to an order of the judge. The landlord has denied GCC's claims and has brought a separate action in Miami-Dade County Court (Case No. 03-7563-CC-01) seeking to evict GCC from the premises and damages for GCC's alleged breach of lease resulting from its failure to pay rent. The landlord is also seeking future rent payments over the balance of the lease term. The landlord's case has been transferred to the court hearing GCC's constructive eviction claim, and the two cases have now been consolidated. Discovery requests have been posited by GCC, but have not as yet been responded to. At this stage of the proceedings, no outcome can be determined. Discussions have commenced to resolve this dispute.

During the quarter ended September 30, 2003 the Company recorded a $1,269,000 liability for estimated withholding taxes and interest owed to the Internal Revenue Services related to interest payments made by the Company to GNB Bank. The interest payments were made by the Company to GNB Bank between March 2000 and September 30, 2003. The withholding taxes are payable to the IRS at the rate of 30%. The Company's intention is to file the necessary tax forms with the IRS and pay the liability in full. In connection with this matter, GNB Bank has voluntarily agreed to pay the Company $1,087,000 of withholding taxes and the Company has recorded a $1,087,000 receivable from GNB Bank.

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


NOTE I - RELATED PARTY

Since June 2001, the Company has purchased branded handsets and certain equipment from TU, LLC a privately held company based in Ohio. In June 2001, an employee of TU began providing consulting services to Phone1. Thereafter, the consultant became a full-time employee of Phone1 and, now serves as an executive officer of Phone1. The spouse of the executive officer is a vice-president of TU and owns less than 5% of the outstanding equity in TU. For the three months ended December 31, 2003 and 2002, the Company paid $191,623, and $440,950, respectively, and for the nine months ended December 31, 2003 and 2002, the Company paid $1,087,707 and $821,870, respectively, for product purchased from TU.

On July 15, 2002, the Company entered into an agreement with EMIDA Technologies, Inc. for $ 775,000. Under the agreement EMIDA will provide services to coordinate the integration of the new CDR export application software, data warehouse system telecommunication mapping software and EMIDA's Telco Operating Support Portal to the Company. The Chairman of the Board of the Company is also a former director and executive vice president of EMIDA. For the three months ended December 31, 2003 and 2002, the Company paid EMIDA $ 0 and $96,900, respectively, and for the nine months ended December 31, 2003 and 2002, the Company paid $393,800 and $290,700, respectively, under the agreement.

For the three months ended December 31, 2003 and 2002, the Company paid $75,346 and $220,006 respectively, and for the nine months ended December 31, 2003 and 2002, the Company paid $231,234 and $247,276, respectively, to LF Marketing for services rendered in connection with the Company's street marketing campaign. As independent contractors, LF Marketing was responsible for the payment of costs and expenses associated with their services. LF Marketing is owned by the brother and sister-in-law of a non-executive officer of the Company.

For the three months ended December 31, 2003 and 2002, the Company paid $17,999 and $250,000, respectively, and for the nine months ended December 31, 2003 and 2002, the Company paid $107,691 and $401,850, respectively, to Consad Corp. for billing and consulting services. Consad Corp. is a minority owner of MTG (see Note B). The Company's Chief Executive Officer is a former director of Consad Corp.


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

                                                                Nine Months Ended             Three Months Ended
                                                                  December 31,                  December 31,
                                                               2003           2002           2003            2002
                                                             ---------      ---------      ---------      ---------
Net loss as reported                                         $ (13,053)     $ (17,508)     $  (3,015)     $  (6,348)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects                                      (1,585)          (871)            --           (202)
                                                             ---------      ---------      ---------      ---------
Pro forma net loss                                           $ (14,638)     $ (18,379)     $  (3,015)     $  (6,550)
                                                             =========      =========      =========      =========
Basic and diluted loss per share - as reported               $    (.13)     $    (.44)     $    (.02)     $    (.15)
Basic and diluted loss per share - pro forma                 $    (.15)     $    (.46)     $    (.02)     $    (.15)

The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in the nine months ended December 31, 2003 and 2002, respectively: expected volatility 271% for 2003 and 332% for 2002; risk-free interest rates of 4.78% for 2003 and 4.87% for 2002; and expected holding periods in 3 years in 2003 and 3 years in 2002.

NOTE L - CONCENTRATION

During the quarter ended December 31, 2003, the Company derived 41% of the total revenues from one customer of the Company's subsidiary Phone1, Inc.

NOTE M - SUBSEQUENT EVENTS

On January 12, 2004, the Company signed a non binding letter of intent with Chalom Arik Meimoun (President and Majority Shareholder of Next Communications, Inc. ("Next"))and Next Communications, Inc. to purchase 100 percent of the outstanding shares of Next, in exchange for shares of the Company in the amount to be agreed.

In addition, on January 12, 2004, Mr. Meimoun, issued a promissory note in favor of the Company in the amount of $700,000 at an annual interest rate of 6 percent due on March 31, 2004. He pledged 70 percent of the outstanding shares of Next as collateral.

On January 29, 2004, Next issued a promissory note in favor of the Company in the amount of $350,000 at an annual interest rate of 6 percent due on March 31, 2004 guaranteed by Mr. Meimoun. Mr Meimoun increased the collateral for both loan obligations to 100 percent of the outstanding shares of Next as collateral. The proceeds would be used for building a network.

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

The Company is a Miami, FL-based provider of integrated communications services to U.S.-based domestic and international long distance telecommunications and payphone operators. To date, we have primarily been engaged in network engineering, developing and testing products and services, creating brand recognition, initiating market entry by means of agreements for developing our carrier business and obtaining distributing agreements to provide international and domestic long distance services through public payphones and rolling out our Phone1 services.

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

Through our wholly-owned Phone1 subsidiary we research, develop and market telecommunications products and services primarily to United States-based third-party owners and operators of coin operated telephones. The Company's core product consists of direct dialed domestic and international long distance calls to most countries throughout the world for initial deposits of$.25 to $1.00. Each call is rated or priced by a preset pricing structure consisting of a number of minutes for the destination dialed by the customer. Additional minutes may be purchased at attractive rates.

Phone1Smart, our majority-owned subsidiary, intends to provide telecommunications and related services to business and residential customers in their offices and homes. Operations of Phone1 Smart are not actively promoted.

The Company derives revenues from four sources:

o ARBITRAGE SALES. Arbitrage sales occur when the Company transports an international long distance call to a foreign destination where the Company does not maintain a facility. In these cases, the Company transports the call to the foreign destination based upon agreements between the Company and various third party telecommunications carriers. Arbitrage sales represented approximately 43% of our revenues for the quarter ended December 31, 2003.

o CARRIER SALES. Carrier sales occur when the Company transports an international long distance call to a foreign destination where the Company maintains a facility. During the fiscal years ended March 31, 2003 and 2002 the Company operated foreign facilities in Brazil. The Company closed its foreign facilities in the first quarter of fiscal 2003 and no further carrier sales are anticipated.

o PHONE1 SERVICES. Revenues from Phone1 services consist of direct dialed international and domestic long distance calls made from Phone1-enabled pay telephones. The Company does not own the payphones. The calls are routed through our switching facilities and designated networks. We invoice the payphone owner an amount, based upon calls made. Phone1 services represented approximately 57% of our revenues for the quarter ended December 31, 2003. Most of our resources are being devoted to expansion of the Phone1 business and we anticipate significant growth from this revenue source.

o PREPAID CALLING CARDS. The Company sold prepaid calling cards and had immaterial revenues from the sale of the calling cards for the quarter ending December 31, 2003.

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

The Company has also signed agreements with other major telecom providers, Qwest Interprise America and Sprint Payphone Services. Under these agreements, Phone1's services are available on designated payphones to customers of these providers. Subject to certain earlier events of termination, each of these agreements has a term of three years. The Company commenced roll out of services under its agreement with Sprint during the quarter ending December 31, 2002.

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

During the quarter ending December 31, 2003, the Company entered into a bilateral carrier agreement with China Network Group Corporation (CNCG) of the People's Republic of China. Under the agreement, the Company agrees to lease capacity from CNCG to provide international operators services from China to the United States of America and toll free services from the United States of America to China. The company has retained Kenwill International Ltd., a Hong Kong based marketing company to provide marketing services in China.

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

Management believes that the following may involve a higher degree of judgment or complexity:

ACCOUNTS RECEIVABLE

Trade accounts receivable are primarily from arbitrage sales and Phone1 services. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses.

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

RESULTS OF OPERATIONS

THE DISCUSSION BELOW RELATES TO RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 2003 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2002

Revenues for the quarter ended December 31, 2003 were $4,102,000 compared to $1,976,000 for the quarter ended December 31, 2002, an increase of $2,126,000 or 108%. The increase was the result of a $2,134,000 increase in Phone1 sales and increase of $61,000 attributable to Network and operator-assistance sales. These increases were partially offset by a decrease in revenues from arbitrage sales and prepaid calling cards. Arbitrage sales were $1,748,000 and $1,790,000 during the quarters ending December 31, 2003 and 2002, respectively, a decrease of $42,000. Prepaid calling card sales amounted to approximately $5,000 and $32,000 in the quarters ending December 31, 2003 and 2002, respectively, a decrease of $27,000. The decrease was due to a shift in focus away from sales of prepaid calling cards.

Cost of sales for the quarter ended December 31, 2003 was $3,528,000 compared to $2,078,000 for the quarter ended December 31, 2002, an increase of $1,450,000 or 69%. The two major components of cost of sales are fixed recurring cost and variable cost. Fixed recurring cost for the three months ended December 31, 2003 and December 31, 2002 were approximately $319,000 and $255,000, respectively, an increase of $64,000 or 25%. The increase was primarily due to network cost associated with the increase network requirements for Phone1, Inc. Variable cost was $3,209,000and $1,823,000 for the three months ended December 31, 2003 and December 31, 2002, respectively, an increase of $1,386,000 or 76%. The increase is primarily attributable to service commissions as a result of the increased traffic volumes associated with revenue growth from Phone1 sales.

Selling, general, and administrative expenses were approximately $1,957,000 for the three months ended December 31, 2003 and $1,565,000 for the three months ended December 31, 2002, an increase of $392,000 or 25%. The increase was primarily related to the increase in professional fees, comprised of technical and general consulting fees, which amounted to $776,000 and $457,000 for the three months ending December 31, 2003 and December 31, 2002, respectively, an increase of $319,000 or 70%.

Marketing and promotion expense totaled approximately $415,000 and $1,218,000 for the three months ended December 31, 2003 and 2002, respectively, a decrease of $803,000 or 66%.

Depreciation expense for the quarter ended December 31, 2003 was $1,238,000 compared to $710,000 for the quarter ended December 31, 2002, an increase of $528,000 or 74%. The increase is primarily related to the purchase of additional fixed assets being used in Phone1.

Amortization of intangible assets incurred because of acquisition of Phone1 which amounted to $2,400,000 for the quarter ended December 31, 2002. No amortization of intangible assets was recorded during the quarter ended December 31, 2003 since the Company wrote off the intangible assets during the year ended March 31, 2003.

Interest expense totaled approximately $39,000 and $366,000 for the three months ended December 31, 2003 and 2002, respectively, a decrease of $327,000 or 89%. The decrease relates primarily to a reduction of the amount of outstanding loans.

Net loss and diluted earnings (loss) per share decreased significantly by $3,333,000 or 52% from ($6,348,000) and ($0.15) for the quarter ended December 31, 2002 compared to a net loss of ($3,015,000) and ($0.02) for the quarter ended December 31, 2003.

THE DISCUSSION BELOW RELATES TO RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2002

Revenues for the nine months ended December 31, 2003 were approximately $10,251,000 compared to $3,740,000 for the nine months ended December 31, 2002, an increase of $6,511,000 or 174%. The increase was the result of a $2,043,000 increase in arbitrage sales attributable to Globaltron, a $4,717,000 increase attributable to Phone1 sales and a $232,000 increase in Network and operator-assistance sales. These increases were partially offset by a decrease in revenues from prepaid calling cards. Prepaid calling card sales amounted to approximately $25,000 and $474,000 in the nine months ended December 31, 2003 and 2002, respectively, a decrease of $449,000 or 95%. The decrease was due to a shift in focus away from sales of prepaid calling cards. Phone1 Smart revenues amounted to approximately $7,000 and $33,000 in nine months ending December 31, 2003 and 2002, respectively, a decrease of $26,000. Carrier sales amounted to approximately $0 and $6,000 in nine months ending December 31, 2003 and 2002, respectively, a decrease of $6,000. The decrease was due to the competitive pricing pressures and cessation of our overseas facilities.

Cost of sales for the nine months ended December 31, 2003 was approximately $9,479,000 compared to $4,536,000 for the nine months ended December 31, 2002, an increase of $4,943,000 or 108%. The two major components of cost of sales are fixed recurring cost and variable cost. Fixed recurring cost for the nine months ended December 31, 2003 and December 31, 2002 were approximately $760,000 and $811,000, respectively, a decrease of $51,000 or 6%. The decrease was primarily due to the Company terminating certain service agreements with vendors to reduce the fixed cost. Variable cost was $8,719,000 and $3,725,000 for the nine months ended December 31, 2003 and December 31, 2002, respectively, an increase of $4,994,000 or 134%. The increase is primarily attributable to the cost associated with increased traffic volumes from arbitrage sales, which amounted to approximately $5,517,000 and $3,424,000 in the nine months ending December 31, 2003 and 2002, respectively, an increase of $2,093,000 or 61%. In addition, service commissions costs for the nine months ended December 31, 2003 and December 31, 2002 were $3,202,000 and $301,000 respectively, an increase of $2,901,000 or 963%. The increase is attributable to the increased traffic volumes associated with revenue growth from Phone1 sales.

Selling, general, and administrative expenses were approximately $6,516,000 for the nine months ended December 31, 2003 and $4,781,000 for the nine months ended December 31, 2002, an increase of $1,735,000 or 36%. The increase was primarily related to the increase in professional fees, comprised of technical and general consulting fees, which amounted to $2,940,000 for December 31, 2003 and $1,562,000 for December 31, 2002, an increase of $1,378,000 or 88%.

Marketing and promotion expense totaled approximately $1,592,000 and $1,612,000 for the nine months ended December 31, 2003 and 2002, respectively, a decrease of $20,000 or 1%.

Depreciation expense for the nine months ended December 31, 2003 was $3,218,000 compared to $2,049,000 for the nine months ended December 31, 2002, an increase of $1,169,000 or 57%. The increase is primarily related to the purchase of additional fixed assets that are being used in Phone1.

Amortization of intangible assets incurred because of acquisition of Phone1 amounted to $6,846,000 for the nine months ended December 31, 2002. No amortization of intangible assets was recorded during the nine months ended December 31, 2003 since the Company wrote off the intangible assets during the year ended March 31, 2003.

Net interest expense for the nine months ended December 31, 2003 was $2,291,000, compared to $1,262,000 for the nine months ended December 31, 2002, an increase of $1,029,000 or 81%. The increase was the result of $1,181,000 in loan discount amortization as a result of the conversion feature on the Company's $5million February 17, 2003 convertible loan.

Other income for the Nine months ended December 31, 2002 amounted to $173,000. The Company had reserved $150,000 during fiscal year end 2002 as a result of a disputed invoice from a vendor. During the nine months ended December 31, 2002, the Company received a credit for the disputed amount from the vendor.

Settlement of service of agreement for nine months ended December 31, 2003 was $143,000 and $50,000 for the nine months ended December 31, 2002, an increase of $93,000. The increase was primarily related to settling of service agreement with certain vendors.

Provision for non-current assets for the Nine months ended December 31, 2002 amounted to approximately $204,000. The reserves were made for fixed assets overseas that are no longer in use. No such provision was made for the Nine months ended December 31, 2003.

Settlement of law suit for the nine months ended December 31, 2003 was $125,000 as result of Company issuing 17,857 shares of common stock to Fire Sign's principal and payment of $100,000 in cash in connection with settlement of the Fire Sign case. No such transaction was recorded during the nine months ended December 31, 2002.

Other losses amounted to approximately $0 and $83,000 for nine months ending December 31, 2003 and December 31, 2002, respectively. The Company wrote off certain deposits to vendors made during previous years. Company was unable to receive services or recover the funds from these vendors.

Net loss and diluted earnings (loss) per share changed significantly from ($17,508,000) and ($0.44), respectively, for the nine months ended December 31, 2002 compared to a net loss of ($13,053,000) and ($0.13), respectively, for the nine months ended December 31, 2003.

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

We are incurring negative cash flows due, in major part, to the funding requirements for rolling out Phone1 services, marketing, advertising, working capital and network expansion for our Phone1 services.. We expect to continue to incur negative cash flow for at least one years. We make no assurance that our networks or any of our other services will ever provide a revenue base adequate to sustain profitability or generate positive cash flow. During the nine months ended December 31, 2003, the Company expended approximately $15,123,000 to fund the implementation and roll out of Phone1 businesses together with marketing, other services and working capital. The Company expects to spend an additional $5,000,000 to fund the negative cash flow, including interest payments for the fourth quarter ending March 31 ,2004.

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

A director of the Company is also a director of the financial institution.

On September 30, 2003, Hispanic Telecommunications Holding, S.A., a Luxembourg company, ("HTH") purchased from GNB Bank all of GNB Bank's Notes issued by the Company and on the same date, HTH converted the notes, in accordance with their terms, into 50,000,000 million shares of common stock of the Company.

On December 26, 2003, the Company signed an Overdraft Facility ("the Overdraft Facility") with GNB Bank for $3,000,000 with an interest rate of 12% per anum. The Overdraft Facility expires on December 27, 2004. On December 31, 2003, the Overdraft Facility borrowing was approximately $1,711,000.

LOANS FROM FINANCIAL INSTITUTIONS

On March 29, 2002, the Company entered into a loan agreement with a financial institution in the principal amount of $1 million. The loan was funded April 1, 2002. The interest rate charged on the loan agreement was based on the prime rate plus 1%. The loan was evidenced by a promissory note. The loan was payable on demand and it was paid on April 29, 2002.

On April 29, 2002, the Company entered into a loan agreement with a financial institution in the principal amount of $1 million.

The interest rate charged on the borrowings under the loan agreement was the prime rate plus 1%. The loan was payable on demand and the outstanding balance under the loan agreement was paid on May 31, 2002.

On May 30, 2002, the Company signed a new loan agreement with a financial institution in the principal amount of $1 million. Interest rate charged on the borrowing under the loan agreement is 5.75%. The loan was paid on August 20, 2002.

On October 9, 2002, Phone1 borrowed $1.5 million from a financial institution. The loan bears interest at the rate of 5.75% per annum and is payable on demand. The loan proceeds are being used for general working capital purposes. As of March 31, 2003, the loan had a zero balance. During the quarter ended June 30, 2003, the Company borrowed $1.5 million under the loan agreement. A director of the bank is also a director of the Company.

As of September 30, 2003 the loans described above were all paid.

CONVERSION OF PREFERRED STOCK

The initial conversion price of the shares of Series A Preferred Stock was $1.00 per share. The conversion price of the $20 Million Loan, the $5 Million Loan and the Additional $5 Million Loan triggered certain anti-dilution provisions applicable to the Company's 9,000,000 issued and outstanding shares of Series A Preferred Stock. Like many types of Preferred Stock commonly issued, the Company's Series A Preferred Stock include weighted average anti-dilution provisions which result in a lowering of the conversion price of the shares of such Preferred Stock into the Company's common stock anytime shares of common stock are issued (or options or other securities exercisable or convertible into common stock) for a price per share less than that paid for the Series A Preferred Stock. After application of these anti-dilution provisions, the 9,000,000 shares were convertible at approximately $.645 per share.

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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Globaltron Communications Corporation vs NWT Partners, Ltd. was filed on April 21, 2003, in Miami-Dade County Circuit Court (Case N0. 03-9655 CA 09), seeking a determination that GCC has been constructively evicted from its offices on the 25th floor of 100 N. Biscayne Blvd., Miami, Florida, due to poor ventilation and air quality. GCC also seeks damages for breach of lease and a declaratory judgment that, as a result of the constructive eviction, the lease for such space is terminated. Suit was filed following repeated complaints by GCC of air quality problems and the failure of the landlord to take corrective action. The suit is supported by an independent evaluation performed by GCC's environmental expert, concluding, among other things, that a lack of adequate ventilation in the premises has caused the poor air quality. GCC has withheld payment of rent in accordance with Florida Statute Section 83.201, however, in accordance with a Court order rent is currently being paid into the Court Registry. The landlord has denied GCC's claims and has brought a separate action under the caption NWT Partners, Ltd. v. Globaltron Communications Corporation et al. in Miami-Dade County Court (Case No. 03-7563-CC-01) seeking to evict GCC from the premises and damages for GCC's alleged breach of lease resulting from its failure to pay rent. The landlord is seeking future rent payments over the balance of the lease term. The landlord's case has been transferred to the Court hearing GCC's constructive eviction claim, and the two cases have now been consolidated. Discovery requests have been posited by GCC, but have not as yet been responded to. Discussions have commenced to resolve the dispute.

Effective August 5, 2003, the Company entered into an agreement to settle a lawsuit that was pending in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida, under the caption Daleen Technologies, Inc. v. Phone1, Inc. and Globaltron Communications Corporation. Daleen was seeking damages for the Company's alleged breach of a software licensing agreement. Under the settlement agreement, the Company agreed to pay the vendor $365,000, of which, $250,000 was paid on August 19, 2003, $57,500 was paid on October 27, 2003 2003 and the balance of $57,500 was paid on February 3, 2004, together with interest at the rate of 10% per annum commencing on August 5, 2003.

In July 2002, Fire Sign, Inc. sought an injunction in the Southern District of Florida against Phone1, Inc., asserting claims of copyright infringement as to certain designs Fire Sign alleged that it created for Phone1. Phone1 moved to stay the case pending arbitration of Fire Sign's claims, basing its argument for arbitration on the language contained in the agreements between the parties. The court granted Phone1's motion to stay and Fire Sign filed a demand for arbitration with the American Arbitration Association. Phone1 answered the demand to arbitrate, denied the allegations and asserted affirmative defenses. Fire Sign quantified its damages at $805,995, exclusive of attorneys' fees and costs. As of September 30, 2003, the Company entered into an agreement to settle the lawsuit with Fire Sign. Under the settlement agreement, the Company paid Fire Sign $100,000 and issued to the principal of Fire Sign 17,857 restricted shares of common stock of the Company. As a result of this settlement, the Company recorded a $125,000 charge in the three month period ending September 30, 2003.

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

10.61 Overdraft Loan Facility dated December 26, 2003 between GNB bank (Panama) S.A. and Phone1, Inc., together with promissory note in the amount of $3,000,000.

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

Dated: February 12, 2004


                                PHONE1GLOBALWIDE, INC.


                                By:      /s/  Dario Echeverry
                                         ---------------------------
                                         Dario Echeverry
                                         Chief Executive Officer


                                By:      /s/  Syed Naqvi
                                         ---------------------------
                                         Syed Naqvi
                                         Chief Financial Officer

                                  EXHIBIT INDEX


10.61 Letter from GNB Bank Panama S.A. extending to November 30, 2003 the date by which the Company is required to file a registration statement.

31.1     CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

31.2     CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

32 CEO and CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.