Form 10KSB
period 2004-03-31
PHONE1GLOBALWIDE INC
filed 2004-06-29
CIK 1017837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2004
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

Common Stock, $.001 par value

(Title of class)
Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The registrant’s revenues for its most recent fiscal year $14,150,177

State the aggregate market value of the voting stock held by non-affiliates of the registrant on June 15, 2004 computed by reference to the average bid and asked prices of such stock: $53,564,702.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 144,778,423 shares of common stock, $.001 par value as of June 15, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PHONE1GLOBALWIDE, INC.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED MARCH 31, 2004

TABLE OF CONTENTS

PART I

Item 1.  Description of Business
Item 2.  Description of Property
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters
Item 6.  Management’s Discussion and Analysis or Plan of Operations
Item 7.  Financial Statements
Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A  Controls and Procedures

PART III

Item 9.    Directors, Executors, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10.  Executive Compensation
Item 11.  Security Ownership of Certain Beneficial Owners and Management
Item 12.  Certain Relationships and Related Matters
Item 13.  Exhibits and Reports on Form 8-K
Item 14.  Principal Accountant Fees and Services

SIGNATURES

CERTIFICATIONS

INDEX TO EXHIBITS

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Sections of this Form 10-KSB, including the Management's Discussion and Analysis or Plan of Operation, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. This report contains forward-looking statements that address, among other things, our business and financing plans,
  regulatory environments in which we operate or plan to operate, and trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations, roll out of products and services and acquisition opportunities.
Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

  our ability to raise capital,
  our ability to obtain and retain distribution for our products and services, our ability to roll out products and services,
  our ability to provide our products and services at competitive rates, our ability to execute our business strategy in a very competitive environment, our degree of financial leverage,
  risks associated with acquiring and integrating companies into our own, risks associated with rolling out products and services,
  risks relating to rapidly developing technology and providing services over the Internet;
  regulatory considerations and risks related to international economies, risks related to market acceptance and demand for our products and services, our dependence on third party suppliers and technology developers, the impact of competitive services,
  risks associated with economic conditions and continued weakness in the U. S. securities market and other risks referenced from time to time in our SEC filings.
With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we caution that, while we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but we cannot assure that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We do not undertake any obligations to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect unanticipated events that may occur.

*   *   *

The terms “Phone1Globalwide,” the “Company,” “we,” “our,” and “us” as used in this report refer to Phone1Globalwide and/or its subsidiaries, as the context may require.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate background

We were initially organized on May 17, 1996 in Florida, under the name Win-Gate Equity Group, Inc., for the purpose of locating and effecting business combinations with existing businesses. We have since changed our name to Phone1Globalwide Inc. and reincorporated as a Delaware corporation. On January 21, 2000, we acquired all of the stock of Globaltron Communications Corporation ("GCC"), a Delaware corporation. On June 13, 2001, we also acquired all of the stock of Phone1, Inc. ("Phone1"), a Florida corporation, for 12.0 million restricted shares of our common stock and the assumption of approximately $3.0 million of outstanding debt.

On November 16, 2001, we entered into a joint venture agreement with MTG Interconnection LC (“MTG”), a Florida limited liability company, to form Phone1 Smart, LLC, a Delaware limited liability company. We own 51% of Phone1 Smart which has not provided any substantial services during the year ended March 31, 2004 ("Fiscal  Year 2004").

Our executive office is located at 100 North Biscayne Boulevard, Suite 2500, Miami, Florida 33132 and our telephone number is (305) 371-3300.

Overview

We are a United States based telecommunications company. Our current primary telecommunications offerings are coin sent services from public payphones and wholesale carrier services. Since the third quarter of the Fiscal Year 2004 we also have begun to offer operator assisted calling and collect call services.

The coin sent services over public payphone are conducted by Phone1. The core product of Phone1 consists of direct dialed domestic and international long distance calls to most countries in the world for $.25 to $1.00. The duration of a call depends on its destination. The product is designed for use by immigrants and tourists, as a simple way to stay in touch with family and friends and is available from payphones in the United States. Each call is rated according to a preset pricing structure consisting of a number of minutes for the destination dialed by the customer.

The customer dials 011+ the country code and destination for international calls and 1+ the number for domestic calls. After dialing the number and prior to depositing the coins a voice prompt tells the customer how many minutes such customer will be able to talk for a predetermined amount of money, which varies depending on the destination. The call is routed to our platform, which provides fraud detection and prevention as well as generates call detail records. The platform then processes the call and switches it to our network. We are inter-connected with several major carriers as well as carrier service providers to specific countries. The customer recognizes the service availability by our bright yellow signature handset installed on the payphone.

As of March 31, 2004, we provided Phone1 service in approximately 100,000 smart payphones and 1,000 dumb phones nationwide. These payphones are operated by independent phone companies as well as Regional Bell Operating Companies (RBOC). We plan to continue the roll-out of our Phone1 services nationwide, utilizing our existing VOIP/ATM switching networks as well as other third party telecommunication providers.

We also offer telephone traffic to United States-based local and long distance (domestic and international) companies to termination points outside the United States. This business is conducted through GCC. Our switch facilities are capable of processing long distance calls as arbitrage sales and carrier sales. We currently have two main switch facilities, one located in New York, New York and the other in Miami, Florida. The two locations are interconnected by a backbone with different vendors for redundancy purposes. The switches support different types of signaling to accommodate our customers and vendors.

Arbitrage sales occur when we transport an international long distance call to a foreign destination where we do not maintain a facility. In these cases, we transport the call to the foreign destination based upon agreements between us and various third party telecommunications carriers. Arbitrage sales represented approximately 47.5% of our revenues for Fiscal Year 2004. We do not do carrier sales.

We have also successfully tested and begun the roll-out of operator assisted calling and collect call services in January 2003. The service is currently in place for payphones at airports in Atlanta, Georgia, Charlotte, North Carolina, Louisville, Kentucky and Greenville, South Carolina. The service can be programmed on various payphone types and we intend to roll out the services throughout the country including 50 airports that we currently provide Phone1 services. Additionally, in December 2003 we have contracted with China Network Communications Group to provide operator assisted calls for calls from payphones in China to the United States, we intend to roll our this service during the quarter ending December 31, 2004. The access will be made available from payphones located in airports throughout the China Network Communications coverage area. The calls can be made collect or can be paid for with a credit card, calling card or can be billed to a third party. We also plan to promote an 800 access collect call and credit card billed call program with China Network.

We are entering into strategic alliances with local telecommunication companies (PTTs) in the countries that have a substantial number of immigrants in the United States. We intend to launch in conjunction with different PTTs, such as ETB in Colombia and Codetel in the Dominican Republic, telecom products for the specific immigrant groups in the United States.

Strategy

Capitalization of increasing immigrant population

We intend to capitalize on the rapidly increasing immigrant population in the United States, initially focusing on immigrants from Latin America and the Caribbean, since they are one of the fastest growing segments of immigrants in the United States. Our plan is to provide both international and domestic long distance services through Phone1-enabled payphones at competitive rates to those immigrants.

We intent intend to capture a large portion of the calls from payphones made by these immigrants through our local brand-awareness campaigns which include the following elements:

  Yellow handsets co-branded with some of our telephone customers' logos such as Verizon, Sprint, and SBC Communications. The distinctive yellow handset with the bright green Phone1 logo complemented by the customer's logo calls attention to our phone services and communicates to customers immediately that a particular phone is Phone1-enabled.

  Colorful point-of-sales (“POS”) materials at the phone site advertising Phone1 services and instruction for use in multiple languages including rate information for the end-user.

  Advertising on radio, newspapers and on mass transit displays (e.g., buses, subways, airports etc.) in support of the commencement of Phone1 services.

  Sales assistance around new Phone1-enabled sites and help customers understand how to use the service, emphasizing the simplicity and inexpensive cost of the service.

Strategic alliances with PTTs

We are entering into strategic alliances with major telecommunications companies in different countries in Latin America and the Caribbean, to develop retail and commercial telecommunication services with the Phone1 brand in the United States. We believe that these alliances will help to generate name recognition for the Phone1 name and increase the use of the Phone1 services by immigrants from Latin America and the Caribbean.

Payphone industry overview

Since the early eighties, the telecommunications industry has undergone a period of fundamental change, which has resulted in growth in international telecommunications traffic, driven principally by the following factors:

  Increases in the availability of telephones and the number of access lines in service around the world, stimulated by technological advances.
  Opening of overseas telecommunications markets due to deregulation and the privatization of state-owned monopoly carriers, permitting the emergence of new carriers.
  Globalization of commerce and travel, which increases the need for communications.
  Reduction of international long distance rates, which makes international calling available to a much larger customer base and increases traffic volumes.
  Increased availability and quality of digital undersea fiber optic cable, which enables long distance carriers to improve the quality of their service while reducing customer access cost.
  Increased immigration and foreign visitors to the United States.
At the time of the divestiture of AT&T in 1983, the Federal Communications Commission (“FCC”) opened the public communications arena to individuals and companies to provide payphone services. Over the years, the FCC has enacted rules to encourage payphone expansion to meet increasing demand for communication.

During the late ninetees, competition intensified due to deregulation. At the same time wireless access became a substitute product for those capable of paying for it. Finally, prepaid calling cards grew in popularity and further eroded margins for payphone operators.

We estimate there are approximately 1.5 million payphones in the United States. The major telecommunications companies, including Verizon, SBC, AT&T, Sprint, Qwest and Cincinnati Bell, dominate the payphones market. The remaining payphones are managed and owned by independent payphone operators (“IPPs”) and independent local exchange carriers (“LECs”).

Services

Phone1 Services

We offer domestic and international long distance telephone calls from third party owned payphones in the United States at competitive consumer rates. The core product consists of direct dialed international and domestic long distance calls for the amount of coins deposited to most countries in the world for $.25 to $1.00. The duration of a call depends on its destination. The product is designed for use by immigrants and tourists, as a simple way to stay in touch with family and friends and is available from payphones in the United States. Each call is rated according to a preset pricing structure consisting of a number of minutes for the destination dialed by the customer.

The customer dials 011+ the country code and destination for international calls and 1+ the number for domestic calls. After dialing the number and prior to depositing the coins a voice prompt tells the customer how many minutes such customer will be able to talk for a predetermined amount of money, which varies depending on the destination. The call is routed to our platform, which provides fraud detection and prevention as well as generates call detail records. The platform then processes the call and switches it to our network.

A customer can make a call for $.25 to $1 in coins for from one to ten minutes. There are no hidden charges or fees for the customer as is the case with many alternative payphone services such as calling cards. The Phone1 program does not require continuous high distribution costs. We seek to make use of efficient media and POS materials to create customer awareness. Payphones on which the Phone1 service is available continue to be operated and maintained by the payphone operators. The payphone owner is responsible for installation of signage and the branded bright yellow handset that is present on almost all payphones on which the Phone1 service is offered. As part of our agreement we generally provide the first yellow handset and the signage that goes on the payphones. Payphone operators are responsible for the replacement handsets. The standard Phone1 agreement permits payphone owners to collect their revenues immediately, unlike dial-around commissions relating to 800 numbers in which phone calls are processed dialing around the payphone operators presubscribed carrier and which may or may not be paid, and which typically take substantially longer to collect. We believe that these arrangements give us a competitive advantage.

We are inter-connected with several major domestic carriers such as WilTel and Global Crossing, as well as specific international carriers that provide termination to Phone1’s target market, the home countries of the largest Latin American immigrant groups such as Colombia, Peru, Mexico, Ecuador, Honduras and the Dominican Republic.

We provide a high quality and competitive priced product. Unlike the hidden fees associated with the prepaid calling market, we provide a product that will return all of the end users money back if the call fails to complete.

As of March 31, 2004, we provided Phone1 service in approximately 100,000 smart payphones and 1,000 dumb phones nationwide. These payphones are operated by independent phone companies as well as Regional Bell Operating Companies (RBOC). We plan to continue the roll-out of our Phone1 services nationwide, utilizing our existing VOIP/ATM switching networks as well as other third party telecommunication providers.

Wholesale services

We offer telephone traffic to United States based local and long distance (domestic and international) companies to termination points outside the United States. This business is conducted through our subsidiary GCC. Our switch facilities are capable of processing long distance calls as arbitrage or carrier sales. Arbitrage sales occur when we transport an international long distance call to a foreign destination where we do not maintain a facility. In these cases, we transport the call to the foreign destination based upon agreements between us and various third party telecommunications carriers. Arbitrage sales represented approximately 47.5% of our revenues for Fiscal Year 2004. We no longer execute carrier sales because we closed the foreign facilities we owned in the first quarter of the year ended March 31, 2003 ("Fiscal Year 2003").

Operator assisted calling and collect call services

We have also successfully tested and begun the roll-out of operator assisted calling and collect call services in January 2003. The service is currently in place for payphones at airports in Atlanta, Georgia, Charlotte, North Carolina, Louisville, Kentucky and Greenville, South Carolina. The service can be programmed on various payphone types and we intend to roll out the services throughout the country including 50 airports that we currently provide Phone1 services. Additionally, in December 2003 we have contracted with China Network Communications Group to provide operator assisted calls for calls from payphones in China to the United States, we intend to roll out this service during the quarter ending December 31, 2004. The access will be made available from payphones located in airports throughout the China Network Communications coverage area. The calls can be made collect or can be paid for with a credit card, calling card or can be billed to a third party. We also plan to promote an 800 access collect call and credit card billed call program with China Network.

We plan to continue to market operator assisted calls and collect calls to our current base of payphone providers and through our domestic and international alliances.

Other Services

We are entering into strategic alliances with PTT in the countries that have a substantial number of immigrants in the United States. We intend to launch in conjunction with different PTTs such as ETB in Colombia and Codetel in the Dominican Republic, telecom products for the specific immigrant groups in the United States.

Use of technology

Long distance calls could not be efficiently made by dialing directly from payphones with coins due to fraud and antiquated technology. We, through third-party design teams, have developed proprietary firmware and software, enabling various models of payphones to provide Phone1 enhanced service. Certain aspects of the technology developed by us have patent pending status.

Payphones can be classified as “smart” and “dumb” phones. Smart phones employ microprocessor and memory chip technology that enables them to perform functions that dumb phones cannot perform. We estimate that smart phones represent 60% of the payphone market.

Smart phones

Smart payphones have an internal processor that identifies whether the call being made is local or long distance and determines the appropriate rate. Most processors are also able to play a voice prompt that tells the customer how much money to deposit. The smart phone has the means for determining complete and incomplete calls based on standard protocols in communications. It also controls the collection or refund of coins.

The smart phone technology developed in the early 80s also involves the use of methods of answer supervision and answer detection necessary to validate the call being answered by the person called from our platform. In the past, due to the non-standard ring cadence and system messages that vary throughout the world, the existing technology in the payphones did not always recognize an answered call correctly, resulting in the collection of deposited coins even if the call was not answered or in the completion of calls without the need to deposit any money.

These functions are now performed by the platform software and switches, which verifies presubscribed data base, processes the call, and serves to curtail and limit our exposure to fraud. The proprietary platform performs these functions and signals the payphone to either collect or refund the coins that are deposited. We have the ability to set predetermined caps or limits based on the phone number initiating the call. This limits our exposure to fraud.

Fraud has been a significant concern for payphone international and domestic long distance service. The problem highly impacts on international calls which usually involve higher costs to the customer. The most common type of fraud is the “clipping on,” whereby existing phone wiring is modified to bypass an operator’s service. In order to prevent clipping on, the operator had no alternative except to block international or domestic calls through the telephone company central office.

In collaboration with smart phone manufacturers, we developed technology that allows 011 international calls to be blocked at the central office without disabling international calling from the payphone. This is accomplished via access numbers and pin numbers preprogrammed into the smart phone which interact with our platform data base in order for the call to be placed. This process is transparent to the customer, who dials, deposits the coins and hears the call progress tones in the same manner as if he were using a dumb phone. Payphones enabled with our specially designed versions of firmware and software are capable of performing all of these functions.

Dumb phones

We have been exploring ways to extend our service to dumb payphones without compromising the quality of our service or increasing our exposure to fraud. In March 2004, we entered into a ten-year exclusive agreement with CoSpeed LLC, a manufacturer of hardware for telecom operators, for the rights to market, distribute, install, use and maintain proprietary technology that allows dumb payphones to provide for domestic 1 + toll calls, 011 + international calls and other calls to be routed to our Phone1 network. This technology also features voice prompts that announce the rate to the customer, as well as antifraud control.

Dumb phones must incorporate our platform-driven enhancements since there is no microprocessor included in the phone. This technological innovation allows us to expand the Phone1 market beyond smart payphones. We have entered into an agreements in December 2002 to offer Phone1 service to a RBOC representing an aggregate of approximately 170,000 payphones. The vast majority of these payphones use dumb phone technology.

Licensing and Development

CoSpeed smart payphone technology.

On March 22, 2004, Phone1, Inc. entered into a ten-year exclusive license agreement with CoSpeed to market, distribute, install, use and maintain CoSpeed’s proprietary technology in payphones. Phone1 currently has contractual agreements for placement in up to 170,000 RBOC payphones. When installed in a dumb phone, the device allows for domestic 1+ toll calls and 011+ international calls as well as other calls to be routed to the Phone1 network. Voice prompts announce the rate for the called destination. Once the coin is deposited and our antifraud control technology approves it, the call is routed to the Phone1 platform. This technology allows various rates and route codes to any destination in the world. The product also provides alarm features and communicates with a Management System Software available for UNIX and Windows-based applications.

This technology effectively converts dumb phones to smart technology thus allowing us to expand our potential market. The product can be integrated into approximately one million existing payphones in North America.

Since the execution of this agreement, we have been working with CoSpeed in the customization of certain technical features of the software to adapt it to our customer’s requirements. We are currently in the process of installing approximately 15,000 units of this software on our customer’s dumb phones.

Proprietary firmware in Protel phones.

On July 24, 2001, Phone1 entered into an agreement with Protel Inc., a leading manufacturer of smart payphone technology, to install proprietary firmware in Protel smart phones that allows for an increase, from nine to 290, in the number of country codes that can be defined and rated or priced differently. Firmware can be installed exclusively in Protel smart phones that feature Phone1 service. We also have the exclusive right to deploy proprietary answer detection (a method of signaling) capability. This function enables the customer to hear the ringing or busy signal as the call progresses, and thereby aids in customer satisfaction when collecting or refunding the coins deposited. It also controls the duration period of each deposit for compatibility with Phone1’s billing platform. We estimate that there are currently approximately 650,000 Protel brand smart payphones deployed in the United States.

This agreement has a term of five years, with one five-year renewal upon mutual agreement between the parties.

QuorTech routing software.

In June 2002, we entered into an agreement with QuorTech Solutions, Inc., a telecommunications software developer, to exclusively license a specially developed software version of QuorTech’s family of products. The software routes international coin type calls to our platform. The proprietary version of the software specially designed for us includes enhancements that increase the rating table for international calls to at least 100 destinations at different rates and incorporates answer detection capability from our platform. It also provides a precise call duration control for billing purposes. We estimate that there are currently over 800,000 payphones installed throughout the United States and Canada that incorporate QuorTech technology. The terms and conditions of the agreement, including pricing, implementation and enhancement of the software, are being renegotiated with QuorTech.

This licensing agreement has a term of three years and is automatically renewed for twelve-months terms unless either party communicates to the other its intention to terminate the agreement.

Software development.

From time to time, we enter into agreements with third-party software engineers, designers and consultants for the development of technology and software. On February 2003, we entered into a license agreement with a third party vendor to develop and license to us, on an exclusive basis, custom-designed scripts to be embedded in the licensor’s software program, which provides switch control to interact with the protocols of the public network and our platform. The scripts define the sequence to be dialed out by the payphone in a specific cadence and validates the phone number from where the call is being placed. The scripts are configured to provide voice prompts requesting the correct amount of coins for the destination dialed, sense the coins deposited and provide the appropriate coin collection phone to our daughter board. We intend to acquire an exclusive, perpetual, worldwide license for the scripts for one year with the option of buying a longer period. The software in which the scripts are embedded will remain the sole property of the licensor; however, the licensor may not use the software that includes our scripts, for itself or for the benefit of any other person. We are renegotiating the terms of this agreement with the third party vendor in order to modify capacity requirements and other terms under the agreement.

On April 15, 2002 we entered into an agreement with two parties for consulting and engineering services. Under the agreement they were responsible for providing engineering services for network interface testing and system evaluations, prototype design and testing services for products and for the design and translation between LECs and IXCs systems that operate coin operated system and regulated payphones systems. (See Part 1 item 3.)

Payphone operators

The agreements discussed below call for the rollout of our Phone1 service over a specified period of time. We anticipate that we will need to raise substantial additional capital in order to achieve the rollout of our products. To be able to generate revenues from our Phone1 service, we must first enter into service agreements with payphone service providers. Since the launching of our Phone1 service in 2001, we have entered into agreements with over a hundred payphone service providers that operate approximately one million payphones.

We are actively seeking additional funding from a variety of sources to roll out our services, including potential issuances of our securities in one or more private transactions. However, we make no assurances that we will be able to obtain such financing or, if obtained, that it will be on terms profitable to us. We may incur substantial costs in obtaining financing and any equity financing will likely result in significant dilution of existing shareholders.

The following are our principal agreements with payphone service providers:

  December 10, 2002 agreement with SBC Services, Inc. SBC payphones are located in 13 states in the United States. As of the end of Fiscal Year 2004, we have rolled out our Phone1 service in approximately 30,000 SBC payphones. We expect to begin the rollout of our Phone1 service in 100,000 SBC payphones over the next 12 months. This agreement, which has been amended, has a term of five years.
  July 29, 2002 agreement with Telesector Resources Group, Inc.(a Verizon company). Their payphones are mainly located in New York City. We began the rollout of our Phone1 service during the third quarter of 2002. We have installed our Phone1 service in over 45,000 Verizon payphones and plan to install the service in an additional 45,000 payphones during the next three years. This agreement has a term of three years.

  July 1, 2002 agreement with Qwest Interprise America for payphones located outside their operational regions for LEC services. We began the rollout of our Phone1 service in April 03, 2003. We have installed our Phone1 service in over 10 locations before Qwest sold its out of region payphones under this agreement. We are now in negotiations with Qwest to roll-out the Phone1 service in Qwest approximately 60,000 in region payphones through it’s recently announce agreement with FSH Communications.
  January 14, 2002 agreement with Sprint Corporation. Sprint payphones are mainly located in Southeast, Midwest and Southwest. We began the roll-out of our Phone1 service in April 2002. At March 31, 2004, we had installed our Phone1 service in 1,352 Sprint payphones and plan to install the service in an additional 2,500 payphones by January 2005. This agreement has a term of three years.
Sales and marketing

Our sales and marketing approach is to build long-term business relationships with payphone operators such as SBC, Verizon, AT&T, Primus, IDT to offer our Phone1 and carrier services. On the Phone1 side, a team of three sales and marketing representatives focus primarily on the RBOCs and several hundred independent payphone operators. During the year end March 31, 2004 we had one sale person on the wholesale business side locating potential customers by several methods, including customer referral, market research, cold-calling, and networking alliances.

Competition

The markets in which we currently operate and plan to operate are extremely competitive and can be significantly influenced by the marketing and pricing decisions of larger industry participants. Some of our competitors have significantly greater financial resources than us. As a result, they may be able to devote more funds to the promotion of their business. In addition, there are barriers to entry in many of the telecommunications and internet markets in which we compete and plan to compete. We expect competition in these markets to intensify in the future.

We compete for customers primarily based on price and, to a lesser extent, on the type and quality of service offered. Our competitors include large, facilities-based, multinational carriers and smaller facilities-based long distance service providers, pre-paid phone cards and dial-around services providers.

Increased competition could force us to reduce our prices and profit margins if competitors are able to procure rates or enter into service agreements that are comparable to or better than those we obtain, or if they are able to offer other incentives to existing and potential customers. We could also face significant pricing pressure if we experience a decrease in the volume of minutes that we carry on our network, as our ability to obtain favorable rates from our carriers depends, to a significant extent, on our total volume of international long distance call traffic. There is no guarantee that we will be able to maintain the volume of international long distance traffic necessary to obtain favorable rates. The development by a competitor of a similar or superior product or pricing competition may result in a decrease of our revenues.

Employees

As of March 31, 2004, we employed 39 individuals on a full time basis. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. None of our employees is subject to a collective bargaining agreement. We believe that our relations with employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters and principal executive offices and network operations center is located at 100 North Biscayne Blvd., Miami, Florida, where we occupy approximately 12,980 square feet under a lease that expires in November 2009. Annual rentals are as follows:

Lease Year                    Annual Rental

2004                            $350,460
2005                            $364,478
2006                            $379,016
2007                            $394,202
2008                            $409,908
2009                            $426,393

We also pay certain expenses relating to the premises. On April 21, 2003, we filed suit against the landlord of this property seeking a determination that we had been constructively evicted from the premises due to inadequate ventilation and poor air quality. Please refer to “Item 3. Legal Proceedings” below for additional information. The relocation of our offices could disrupt our business and materially and adversely affect our operations.

Our corporate headquarters and principal executive office was previously located in New York, New York, where it had occupied approximately 4,749 square feet under a lease that expires in July 2010. We entered into sublease agreement with a third party to occupy this facility. This sublease agreement is set to expire in July 2010.

We also lease co-location space for our telephonic switching equipment in New York, New York. Currently, the lease cost incurred by us for such space in New York City is $19,200 per month.

ITEM 3. LEGAL PROCEEDINGS

We have been and are involved in various lawsuits, either as plaintiff or defendant, and have been and are the subject of various claims, in the ordinary course of business. In the opinion of management, the outcome of these lawsuits and claims will not have a material impact on our consolidated financial statements.

Spitfire Merchants, Ltd. v. Globaltron Corporation f/k/a Win-Gate Equity Group, Inc., n/k/a Phone1 Globalwide, Inc. was filed in June 5, 2001 in the Eleventh Judicial Circuit Court in and for Miami-Dade County, Florida. The lawsuit seeks damages for alleged breach of contract in connection with the purchase of shares in Globaltron Corporation, a former name of Phone1Globalwide, Inc. Spitfire alleges that it was not given the correct amount of shares and that some of the shares it received were restricted, allegedly in violation of Spitfire’s subscription agreement with Globaltron Corporation. Spitfire has sought damages in excess of $1,000,000.00, which we disputed. In our answer, we asserted the affirmative defenses of failure to mitigate damages and failure of consideration. The case was settled, resulting in a voluntary dismissal filed on March 25, 2004. Under the settlement agreement, we paid Spitfire $60,000, which sum was recorded as a charge in the Fiscal Year 2004.

Daleen Technologies, Inc. v. Phone1, Inc. and Globaltron Communications Corporation was filed on April 1, 2002 in the Fifteenth Judicial Circuit Court in and for Palm Beach County, Florida. Daleen sought damages in the approximate amount of $700,000.00 for alleged breach of a software license agreement, specifically payment of monthly licensing and maintenance fees. Phone1 denied the allegations and filed a counterclaim against Daleen seeking damages for breach of the software license agreement, breach of express warranty, breach of an implied warranty of fitness for a particular purpose, money had and received, and unjust enrichment. Phone1 sought damages in excess of $1,000,000.00, which sum was comprised of (1) a refund of approximately $520,000.00 for licensing fees paid to Daleen, and (2) $500,000.00, representing the amounts paid by Phone1 to a third party to assist in implementing and hosting the software licensed from Daleen. Daleen later amended its complaint to add GCC as a defendant and to add additional claims against Phone1. Phone1 and GCC answered the amended complaint, denied the allegations and asserted affirmative defenses. Phone1 and GCC amended their counterclaim to add claims (a) to reform the license agreement to conform to the parties’ understanding regarding GCC’s use of the software and (b) for declaratory judgment regarding the same issue. Daleen answered the amended complaint, denied the allegations and asserted affirmative defenses. The case was settled on August 5, 2003 and Phone1 and GCC fulfilled their obligations under the settlement agreement as of February 5, 2004. Under the settlement agreement, we agreed to pay the vendor $365,000, of which, $250,000 was paid on August 19, 2003, $57,500 was paid on October 27, 2003 and the balance of $57,500 was paid on February 3, 2004, together with interest at the rate of 10% per annum. We recorded a $143,000 charge during Fiscal Year 2004.

Eric Frizza v. Phone1, Inc., Dario Echeverry, et al. was filed on March 14, 2002, in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, seeking declaratory relief and damages for breach of contract in connection with Mr. Frizza’s alleged 1.5% equity interest in Phone1. Both Phone1 and Echeverry, our Chief Executive Officer and member of our Board or Directors, filed answers denying that Frizza was entitled to any relief, other than payment he has already been paid for various services he performed for Phone1. Initial requests for production propounded to Echeverry have been answered. Thereafter, an order was entered requiring Frizza to show cause. The case was dismissed on May 16, 2003.

Captivad Media Corp. v. Motion Display Systems, Inc. and Phone1, Inc. was filed in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. In that complaint, Captivad sought damages for breach of contract regarding advertising done in the Sawgrass Mills Mall. There was an indemnification agreement between Motion Display Systems and Phone1, whereby Motion Display Systems agreed to defend Phone1 in this action and indemnify Phone1 against any judgments for Captivad or any other settlements. Motion Display Systems has affirmed its obligations under that agreement, agreeing to defend and indemnify Phone1.

Fire Sign, Inc. v. Phone1, Inc.: In July 2002, Fire Sign, Inc. sought an injunction in the Southern District of Florida against Phone1 asserting claims of copyright infringement as to certain designs Fire Sign alleged that it created for Phone1. Phone1 moved to stay the case pending arbitration of Fire Sign’s claims, basing its argument for arbitration on the language contained in the agreements between the parties. The court granted Phone1’s motion to stay and Fire Sign filed a demand for arbitration with the American Arbitration Association. Phone1 answered the demand to arbitrate, denied the allegations and asserted affirmative defenses. Fire Sign quantified its damages at $805,995, exclusive of attorneys’ fees and costs. Phone1 filed a motion requesting summary disposition of Fire Sign’s claims before the final hearing. However, before the arbitrator ruled on Phone1’s motion, the parties amicably settled the matter on or about August 11, 2003. Under the settlement agreement, we paid to pay Fire Sign $100,000 and issued, to the principal of Fire Sign 17,857 restricted shares of our common stock and we recorded a $125,000 charge in Fiscal Year 2004.

Globaltron Communications Corporation vs NWT Partners, Ltd. was filed on April 21, 2003, in Miami-Dade County Circuit Court (Case N0. 03-9655 CA 09), seeking a determination that GCC has been constructively evicted from its offices on the 25th floor of 100 N. Biscayne Blvd., Miami, Florida, due to poor ventilation and air quality. GCC also seeks damages for breach of lease and a declaratory judgment that, as a result of the constructive eviction, the lease for such space is terminated. Suit was filed following repeated complaints by GCC of air quality problems and the failure of the landlord to take corrective action. The suit is supported by an independent evaluation performed by GCC’s environmental expert, concluding, among other things, that a lack of adequate ventilation in the premises has caused the poor air quality. GCC has withheld payment of rent in accordance wit h Florida Statute Section 83.201; however, in accordance with a Court order rent is currently being paid into the Court Registry. The landlord has denied GCC’s claims and has brought a separate action under the caption NWT Partners, Ltd. v. Globaltron Communications Corporation et al. in Miami-Dade County Court (Case No. 03-7563-CC-01) seeking to evict GCC from the premises and damages for GCC’s alleged breach of lease resulting from its failure to pay rent. The landlord is seeking future rent payments over the balance of the lease term. The landlord’s case has been transferred to the Court hearing GCC’s constructive eviction claim, and the two cases have been consolidated. Discovery requests have been posted by GCC, but have not as yet been responded to. At this stage of the proceedings, no outcome can be determined. Discussions have commenced to resolve this dispute.

Phone1Globalwide, Inc. v. Chalom Arik Meimoun and Next Telecommunication, Inc. a/k/a Next Communication, Inc. was filed on March 15, 2004 in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. In this action, we filed suit against Meimoun and Next Communication (“Next”), seeking damages for breaches under two loan agreements and related promissory notes and indemnification agreements, fraud in the inducement regarding those same documents and unjust enrichment. Contemporaneous with filing its complaint, we also sought prejudgment writs of garnishment of certain funds held by two different banks for Meimoun and Next. We sought damages in excess of $1,000,000, which sum is comprised of (1) a refund of loans made to Meimoun and Next; (2) accrued interest, and (3) legal fees and costs. Before Meimoun and Next answered Phone1Globalwide’s complaint, the parties amicably settled the matter on or about April 21, 2004 for the receipt of $960,000 in cash and approximately $155,000 of telecommunication services which would otherwise be owed by us to Next. As of March 31, 2004 we had a note receivable balance of approximately $648,000.

Engin Yesil and Guvin Kivilcim v. Chalom Arik Meimoun and Phone1Globalwide, Inc. was filed on March 9, 2004 in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. Yesil and Kivilcim filed suit against Phone1Globalwide, seeking a declaratory judgment that Phone1Globalwide was somehow aware of certain fraudulent actions taken by Meimoun against Yesil and Kivilcim related to the investment in and purchase of shares of Next Telecommunication, Inc. Phone1Globalwide moved to dismiss the complaint filed by Yesil and Kivilcim, but before that motion was heard by the court, the parties amicably settled the matter on or about April 21, 2004, resulting in a dismissal with prejudice and with us not required to pay any damages or any other amounts to Yesil and Kivilcim.

George G. Levin v. Chalom Arik Meimoun and Phone1Globalwide, Inc. was filed on March 11, 2004 in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. Although Phone1Globalwide was not an original defendant, Levin amended his complaint to add Phone1Globalwide as a defendant, seeking a declaratory judgment that Phone1Globalwide was somehow aware of certain fraudulent actions taken by Meimoun against Levin related to the investment in and purchase of shares of Next Telecommunication, Inc. Before Phone1Globalwide was properly served with a copy of the complaint, the parties amicably settled the matter on or about April 21, 2004, resulting in a dismissal with prejudice and with Phone1Globalwide not required to pay any damages or any other amounts to Levin.

APC Development Corp. and H. Weaver Jordon v. Phone1, Inc.  relates to an agreement dated April 15, 2002 between Phone1 and APC Development Corp. & H. Weaver Jordan ("third parties") for consulting and engineering services. Under the agreement the third parties were responsible for providing engineering services for network interface testing and system evaluations, prototype design and testing services for products and for the design and translation between LECs and IXCs systems that operate Coin Operated System and Regulated Payphones Systems. The third parties filed a claim against Phone1 on March 18, 2004, claiming that Phone1 breached the payment terms on the consulting and engineering services agreement, which in effect is a claim for non-payment of invoices. Additionally, they claim that because of the lack of payments and monies owed by Phone1, they are no longer responsible to living up to the terms and conditions of the contract; including whether they need to abide by the terms of the agreement as they relate to the technology developed under the consulting and engineering services agreement. On April 19, 2004, Phone1 filed an affirmative defense and a counter-claim against the third parties. Phone1's counter-claim alleges that the third parties breached the consulting and engineering services agreement by not providing services that were paid by Phone1. Currently Phone1 is conducting discovery by requesting production of documents and responding to interrogatories.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 4, 2003, two stockholders, owning in the aggregate 55,747,489 shares, or approximately 70%, of our common stock outstanding on that date, executed a written consent in lieu of meeting to (a) elect Louis Giordano, Dario Echeverry, Michael Spritzer and Frederic Z. Haller to our Board of Directors, to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified, and (b) ratify the appointment of Grant Thornton LLP as our independent auditors for each of the years ended March 31, 2003 and March 31, 2004. We did not solicit proxies in connection with this stockholder action inasmuch as the two stockholders own in excess of the number of shares that would have been required to approve the action if a meeting had been held. The written consent in lieu of meeting became effective on or about August 25, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

Our common stock trades on the OTC Bulletin Board (OTCBB) under the symbol PHGW.OB. Prior to September 25, 2001, our common stock traded as GBCP.OB. The following table sets forth, for the period indicated, the high and low sales prices of our common stock. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

Period	High	Low
April 1, 2002 - June 30, 2002	$1.23	$0.22
July 1, 2002 - September 30, 2002	$0.50	$0.11
October 1, 2002 - December 31, 2002	$1.04	$0.11
January 1, 2003 - March 31, 2003	$1.01	$0.58
April 1, 2003 - June 30, 2003	$1.80	$0.55
July 1, 2003 - September 30, 2003	$1.45	$0.99
October 1, 2003 - December 31, 2003	$1.40	$0.99
January 1, 2004 - March 31, 2004	$1.73	$1.05

Holders

At June 15, 2004, there were approximately 55 holders of record of our common stock. Many of our shares are held in “street name” and we believe the actual number of shareholders is significantly larger.

Dividends

We have never declared dividends on our common stock and have no present intention of declaring or paying dividends in the near future. We intend to retain earnings, if any, to finance our operations.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information relating to our outstanding stock option plans as of March 31, 2004:

	Number of securities to be Issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation Plan (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,909,000	$1.49	1,091,000

Equity compensation plans not approved by security holders	--	--	--

Total	2,909,000	$1.49	1,091,000

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Financial Statements included elsewhere in this Report. Historical results are not necessarily indicative of trends in operating results for any future period.

General

We are a United States based telecommunications company. Our current primary telecommunications offerings are coin sent services from public payphones we do not own and wholesale carrier services. Since the third quarter of Fiscal Year 2004 we also have begun to offer operator assisted calling and collect call services.

The coin sent services over public payphone are conducted by Phone1. The core product of Phone1 consists of direct dialed domestic and international long distance calls to most countries in the world for $.25 to $1.00. The duration of a call depends on its destination. The product is designed for use by immigrants and tourists, as a simple way to stay in touch with family and friends and is available from payphones in the United States. Each call is rated according to a preset pricing structure consisting of a number of minutes for the destination dialed by the customer.

We also offer telephone traffic to United States-based local and long distance (domestic and international) companies to termination points outside the United States. This business is conducted through GCC. Our switch facilities are capable of processing long distance calls as arbitrage sales and carrier sales. We currently have two main switch facilities, one located in New York, New York and the other in Miami, Florida. The two locations are interconnected by a backbone with different vendors for redundancy purposes. The switches support different types of signaling to accommodate our customers and vendors.

We have also successfully tested and begun the roll-out of operator assisted calling and collect call services in January 2003. The service is currently in place for payphones at airports in Atlanta, Georgia, Charlotte, North Carolina, Louisville, Kentucky and Greenville, South Carolina. The service can be programmed on various payphone types and we intend to roll out the services throughout the country including 50 airports that we currently provide Phone1 services.

We are entering into strategic alliances with local telecommunication companies (PTTs) in the countries that have a substantial number of immigrants in the United States. We intend to launch in conjunction with different PTTs such as ETB in Colombia and Codetel in the Dominican Republic, telecom products for the specific immigrant groups in the United States.

We generate revenues primarily from our Phone1 services and arbitrage sales. Our revenues are derived as follows:

  Phone1 services. Revenues from Phone1 services represented approximately 49.5% of our revenues for the Fiscal Year 2004. Most of our resources are being devoted to expansion of the Phone1 business and we anticipate continued growth from this revenue source.

  Arbitrage sales. Arbitrage sales represented approximately 47.5% of our revenues for the Fiscal Year 2004

  Operator assisted calling and collect call sales. We commenced the roll-out of the services on January 2003 and revenues represented approximately 2.8% of our total revenues during Fiscal Year 2004.

  Prepaid Calling Cards. During Fiscal Year 2004, we ceased to actively promote the prepaid calling card business. Accordingly, our revenues for the sale of calling cards represented only approximately 0.2% of our total revenues for the Fiscal Year 2004.
Critical accounting policies

Use of estimates and critical accounting policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included herein.

Going concern

By reason of factors outlined in the attached report of independent registered public accounting firm, the auditors are of the belief that there is a substantial doubt about our ability to continue as a going concern. Management plans to address those issues as described in Note B of the financial statements. There can be no assurance that management will be able to successfully implement its plans in which event, our business would be adversely affected and we may be required to curtail or cease our operations or planned expansion.

Revenue Recognition

During the years ended March 31, 2004 and 2003, the Company derived revenues from carrier sales, arbitrage sales, Phone1 services and sales of prepaid calling cards.

Carrier sales occur when the Company transports an international long distance call to a foreign destination where the Company maintains a facility. Arbitrage sales occur when the Company transports an international long distance call to a foreign destination where the Company does not maintain a facility. Revenues from Phone1 services consist of direct dialed international and long distance calls made from Phone1-enabled pay telephones. The Company does not own the payphones. The calls are routed through the Company's switching facilities and designated networks. We invoice the payphone owner an amount, based upon the calls made. Revenues from calling cards consist of minutes used.

The Company's revenue is earned from carrier sales, arbitrage sales, Phone1 services and prepaid calling cards when the service is provided. The service is provided as the customer uses the minutes. The revenue is earned based upon the number of minutes used during a call and is recorded upon completion of a call. Revenue for a period is calculated from information received through the Company's network switches.

Accounts receivable

We maintain an allowance for doubtful accounts at a level believed adequate by management to reflect the probable losses in the trade receivable due to customer default, insolvency, or bankruptcy. The provision is established by management using the customer credit history and other relevant factors, and is re-evaluated on a periodic basis. The allowance is increased by provisions to bad debt expense charged against income. All recoveries on trade receivables previously charged off are credited to the accounts receivable recovery account included in income, while direct charge-offs of trade receivables are deducted from the allowance.

Intangible assets and long lived assets

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

Beginning April 1, 2002, we no longer amortize $1.3 million of intangible assets identified as trade name and trademarks as these assets have been determined to have an indefinite live. We have completed an annual impairment test of all intangible assets with indefinite lives. Based on the annual impairment test, no impairment losses were required to be recorded. We require substantial capital to continue the development of its business. Because there can be no assurance that we will achieve profitable operations, we may, in the future, recognize a substantial impairment of our remaining intangible assets.

We evaluate long-lived assets, including certain identifiable intangible assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to significant under performance relative to projected operating results, significant changes in strategy for our overall business, and significant industry or economic trends.

Income taxes

We account for deferred taxes utilizing the liability method, which applies the enacted statutory rates in effect at the balance sheet date to differences between the book and tax basis of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws. A valuation allowance is provided against deferred income tax assets to the extent of the likelihood that the deferred tax asset may not be realized. Utilization of net operating losses will be limited if an ownership change has occurred within the meaning of Internal Revenue Code Section 382.

Other

We make a number of other estimates in the ordinary course of business relating to litigation and other charges. Historically, past charges to these estimates have not had a material impact on our financial condition. However, circumstances could change which may alter further expectations.

Results of operations

Revenues

Revenues increased by 124%, from $6.3 million in the year ended March 31, 2003 ("Fiscal Year 2003") to $14.2 million in the Fiscal Year 2004. The increase was primarily the result of a (i) $6.2 million increase in Phone1 sales which increased as a result of enabling additional payphones and providing domestic and long distance calls through the payphones during Fiscal Year 2004, (ii) $1.9 million in arbitrage sales attributable to GCC which resulted from the increase in sale of terminating international long distance calls and (iii) a $346,000 increase in sales of operator assisted calling and collect calls which we began to roll-out during Fiscal Year 2004.

These increases were partially offset by a $563,000 decrease in sales from Phone1 Smart and prepaid calling cards sales in Fiscal Year 2004, mainly because the Company has ceased to actively promote the operations of Phone1 Smart and the prepaid calling card business.

Cost of Sales

Cost of sales increased by 76%, from $7.3 million in Fiscal Year 2003 to $12.8 million in Fiscal Year 2004.

Fixed recurring cost increased by 4%, from $1,061,000 in Fiscal Year 2003 to $1,106,000 in Fiscal Year 2004. The increase was primarily due to the charges for the toll-free network services that we utilize for our Phone1 services.

Variable cost increased by 90%, from $6.2 million in Fiscal Year 2003 to $11.8 million in Fiscal Year 2004. The increase is primarily attributable to a $3.5 million increase in service commission costs paid to payphone operators and attributable to the increased traffic volumes associated with revenue growth from Phone1 sales, $1.7 million increase in arbitrage costs which increased as a result of the growth of arbitrage sales and $240,000 increase in operator-assisted commissions which increased due to the growth in operator assisted phone calls through payphones.

Selling, general and administrative expenses

Selling, general, and administrative expenses increased by 29% from $6.7 million in Fiscal Year 2003 to $8.7 million in Fiscal Year 2004. The increase is primarily due to professional services relating to the promotion and marketing of our Phone1 services. The increase in professional services during Fiscal Year 2004 was due to an increase in the amount of $891,000 in public relations activities, $204,000 increase in sales and consulting services and $501,000 increase in information technology consulting. In addition, salaries increased by approximately $509,000 as a result of hiring of additional employees in the information technology and network department

Marketing and promotions expense

Marketing and promotion expense decreased by 16%, from $2.4 million in Fiscal Year 2003 to $2.0 million in Fiscal Year 2004. The decrease was due to the result of changes in our marketing philosophy and cost curtailment during Fiscal Year 2004.

Depreciation

Depreciation expense increased by 59%, from $2.9 million in Fiscal Year 2003 to $4.5 million in Fiscal Year 2004. The increase is primarily related to the purchase of additional fixed assets that are being used in Phone1.

Amortization

No amortization of intangible assets was recorded for Fiscal Year 2004 since we wrote off the intangible assets acquired in connection with the purchase of Phone1 during the year ended March 31, 2003.

Impairment of intangible assets

During Fiscal Year 2003, we performed a valuation of the intangible assets subject to amortization as of March 31, 2003. This valuation determined there was an impairment loss in the amount of $11.0 million. The impairment loss existed as the carrying value of the intangible assets subject to amortization exceeded their fair value. An annual impairment test was done as of March 31, 2004 and there was no impairment for the remaining $1.3 million of intangible assets.

Settlement of service agreement and claims

Settlement of service agreement increased by 39%, from $237,000 in Fiscal Year 2003 to $328,000 in Fiscal Year 2004. This increase is attributable to payment of settlement agreements with certain vendors.

Impairment of long-lived assets

We did not have any impairment of long-lived assets in Fiscal Year 2004. The impairment of $539,000 in Fiscal Year 2003 occurred as a result of the loss or cessation of operations of fixed assets located overseas and no longer in use.

Net interest expense

Net interest expense decreased by 27%, from $3.2 million in Fiscal Year 2003 to $2.4 million in Fiscal Year 2004. The decrease was primarily attributable to a loan discount amortization during March 31, 2003 which resulted from the beneficial conversion feature on our convertible loan from GNB Bank. The loan discount amortization amounted to $1.2 million in the year ended March 31, 2004 compared to $1.69 million in the year ended March 31, 2003, a decrease of $512,000.

Other income

Other income for the Fiscal Year 2003 amounted to $173,000. We had reserved $150,000 during Fiscal Year 2002 as a result of a disputed invoice from a vendor. During Fiscal Year 2003, we received a credit for the disputed amount from the vendor. No other income was recorded for Fiscal Year 2004.

Net loss

Net (loss) and diluted earnings (loss) per share changed significantly from $(36.8) million and $(.79), respectively, for Fiscal Year 2003 compared to a net loss of $(16.6) million and $(.15), respectively, for Fiscal Year 2004. This significant change was primarily due to the impairment of intangible assets of $11.0 and amortization of intangible assets of $9.1 recorded in Fiscal Year 2003.

Liquidity and capital resources
Going Concern

By reason of factors outlined in the attached report of independent certified public accountants, the auditors are of the belief that there is a substantial doubt about our ability to continue as a going concern. Management plans to address those issues as described in Note B of the financial statements. There can be no assurance that management will be able to successfully implement its plans in which event, our business would be adversely affected and we may be required to curtail or cease our operations or planned expansion.

The costs associated with the initial setup and upgrades of our facilities located in New York City and Miami, Florida have been incurred and we do not presently anticipate significant capital expenditures for these facilities other then normal and recurring upgrades to provide our Phone1 and other services. As we develop and roll out Phone 1 services in each of our markets, additional capital expenditures, marketing, advertising and net operating costs will be incurred. The amount of these costs will vary, based on the number of payphones served and the actual services provided, but are anticipated to be significant.

We used cash of $10.1 million in our operations for Fiscal Year 2004 and $7.7 million for investing activities compared to $14.1 million and $2.4 million, respectively in Fiscal Year 2004. During Fiscal Year 2004, we raised $16.9 from financing activities compared to $17.5 for Fiscal Year 2003.

We are incurring negative cash flows due, in major part, to the funding requirements for rolling out Phone1 services and marketing, advertising, working capital and network expansion for our Phone1 services. We expect to continue to incur negative cash flow for at least one year. We make no assurance that our networks or any of our other services will ever provide a revenue base adequate to sustain profitability or generate positive cash flow. During the fiscal year ending March 31, 2005, we projected that the amount of capital required for implementation and rollout of our Phone1 business together with our marketing and other services, and to fund negative cash flow, including interest payments, will be at least $26,000,000.

Marketing, advertising, developing, enhancing and rolling out new services, including under our agreements with SBC, Verizon, Qwest and Sprint, and expanding our network will also require substantial capital expenditures. The funding of these expenditures is dependent upon our ability to raise substantial equity and debt financing. We are actively seeking additional funding from a variety of sources, including potential issuances of our securities in one or more private transactions. However, we make no assurances that we will be able to obtain such financing or, if obtained, that it will be on terms profitable to us. We may incur substantial costs in obtaining financing and any equity financing will likely result in significant dilution of existing shareholders.

Indebtedness

Debt with GNB Bank Panama S.A. (Former Related Party)

Since February 2000, we have entered into a series of financings and re-financing with GNB Bank Panama S.A. ("GNB Bank").

On September 30, 2002, GNB Bank exchanged a $10 million convertible note, converted the outstanding balance of $9,231,438 under an overdraft facility which was callable on demand by GNB Bank and provided additional cash to us of $768,562 (used for working capital purposes) for a new $20 million convertible note due October 31, 2003 (subject to acceleration in certain conditions).

The principal and interest of the $20 million loan was convertible, in whole or in part, prior to or after the maturity date (if the loan was not fully paid), as elected by GNB Bank, into shares of our common stock at the rate of $.40 per share. Our shares of common stock closed at the price of $.11 per share on September 26, 2002, the last day prior to the date of closing of the $20 Million Loan on which a trade was reported.

On November 26, 2002, Phone1 entered into a loan agreement with GNB Bank for a loan in the amount of $5 million on terms substantially identical to the $20 million loan, except that the maturity of the $5 million loan was October 31, 2003 (subject to acceleration in certain conditions). Like the $20 million loan, the $5 Million Loan was convertible, in whole or in part, prior to or after the maturity date (if the loan was not fully paid), as elected by GNB Bank, into shares of our common stock at a conversion price of $.40 per share.

On December 20, 2002, GNB Bank exercised (effective as of the close of business on that date), in part, its option and converted $10 million principal amount of the $20 million loan at a price of $.40 per share. Consequently, we issued 25,000,000 shares of its common stock to GNB Bank. In connection with the conversion, we issued a new $10 million note to GNB Bank, on the same terms as the converted note, to replace the $20 million note previously evidencing the $20 million loan.

On February 17, 2003, GNB Bank extended a loan to Phone1 in the amount of $5 million on terms substantially identical to the $20 million loan and the prior $5 million loan, except that the maturity of this new loan was March 17, 2004 (subject to acceleration in certain conditions. Like the $20 million loan and the $5 million loan, this new loan was convertible, in whole or in part, prior to or after the maturity date (if the loan was not fully paid), as elected by GNB Bank, into shares of our common stock at the rate of $.40 per share.

On September 30, 2003, Hispanic Telecommunications Holding, S.A., a Luxembourg company, ("HTH") purchased from GNB Bank all the outstanding notes issued to it. On the same date, HTH converted the notes, in accordance with their terms, into 50,000,000 shares of our common stock.

On September 30, 2003, HTH subscribed to, and purchased from us 11,061,947 restricted shares of our common stock for $1.13 per share or $12,500,000. Such subscription was accepted by us and such shares were issued to HTH as of September 30, 2003. The funds were used to pay in full the principal and interest under an overdraft facility issued by GNB bank and the balance was used as working capital and for the development and roll out of Phone1 services.

Following the above described transactions, GNB Bank no longer owned any of our shares and prior to the transaction described below ceased to be a related party. HTH became our major shareholder. HTH currently owns 99,414,661 shares of our common stock, representing approximately 70% of our outstanding common stock. GNB no longer was a related party to the Company prior to the December 26, 2003 overdraft facility due to GNB sale of the Company stock and officer and director changes at GNB.

On December 26, 2003, we signed an Overdraft Facility ("the Overdraft Facility") with GNB Bank for $3,000,000 with an interest rate of 12% per annum. The Overdraft Facility expires on December 27, 2004. On March 31, 2004, Phone1, Inc. entered into an agreement with GNB Bank to settle the outstanding overdraft facility in the amount of $4,546,977. GNB bank released Phone1 and its affiliates from the obligation to pay the outstanding balance of the overdraft facility in consideration for the sum of $113,602. As a result, we recorded $4.4 million adjustment to additional paid in capital to reflect the capital characteristic of this transaction.  See "Item 8A.  Controls and Procedures. (b) Changes in Internal Controls."

Preferred stock

A total of 10,000,000 shares of our preferred stock have been designated as "Series A 8% Convertible Preferred Stock" (the "Series A Preferred"). The Series A Preferred is entitled to receive dividends at the rate of 8% per annum only if declared by our Board of Directors. Upon our liquidation or dissolution (including certain deemed liquidations) the holders of the Series A Preferred are entitled to receive an amount equal to the amount paid for such stock plus any accrued but unpaid dividends before any amounts are distributed to the holders of any junior stock (including our common stock). Holders of the Series A Preferred are entitled to one vote per share and, except in certain limited circumstances, vote together with the holders of our common stock. Certain actions may not be undertaken without the separate vote of the holders of at least 70% of the then outstanding Series A Preferred, including without limitation (i) the issuance of any security senior or on parity to the Series A Preferred, (ii) any merger or consolidation or any sale of all or substantially all of our assets , (iii) our entering into material joint venture or similar arrangement, other than in the ordinary course of business, and (iv) making any changes to our stock option plan and any grants thereunder. Shares of the Series A Preferred are convertible into shares on common stock initially on a one for one basis. The conversion rate is subject to adjustment upon the occurrence of certain dilutive stock issuances and in the event of stock splits, reclassifications and the like. As of March 31, 2004 and March 31, 2003, we had accumulated $0 and $2.0 million as preferred dividend. However, no dividend has been declared by the board.

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

Currently, there are no holders of Series A Preferred Stock.

Sale of Common Stock

On May 25, 2004, WINSIDE Investments (Panama) S.A. subscribed to, and purchased from the Company 3,571,428 restricted shares of its common stock for $1.40 per shares or $5,000,000.

Vendor Arrangements

On April 4, 2002, we terminated a telecommunication service agreement with a vendor pursuant to which the vendor agreed to release us of all claims for the outstanding balance that would have been paid over the life of the agreement of approximately $3.9 million owed to the vendor and the execution of a new co-location agreement with the vendor. We did not incur any penalties as a result of the early termination. We entered into a new agreement with the vendor for equipment racks to house our equipment. Under the new agreement, we are required to pay for services totaling $768,000 at a rate of $19,200 per month, through August 9, 2005.

On June 28, 2002, we reached a settlement agreement with another vendor to terminate all agreements and the vendor released us of all claims for then outstanding balance that would have been paid over the life of the agreement of approximately $906,000 owed to the vendor. Under the settlement we paid $150,000 at the signing of the agreement and the vendor retained the deposit of approximately $46,000. In addition, we agreed to pay $10,000 a month for 18 months starting on December of 2002. In the event we order new services from the vendor the monthly, payments of $10,000 are to be applied against the new services.

Off balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7. FINANCIAL STATEMENTS

The report of Grant Thornton LLP, our independent registered public accounting firm, dated May 27, 2004, and our consolidated financial statements are filed as part of this Form 10-KSB and are set forth on pages F-1 to F-28.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note B to the financial statements, we have experienced a net loss of $16.6 million for the Fiscal Year 2004. Additionally, we used cash of $10.1 in our operations for the Fiscal Year, 2004. These factors raise substantial doubt about our ability to continue as a going concern. Management's plans about these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Phone1Globalwide Inc. and Subsidiaries

Financial Statements

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders

Phone1Globalwide, Inc.

We have audited the accompanying consolidated balance sheets of Phone1 Globalwide, Inc. and Subsidiaries ("the Company"), as of March 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phone1 Globalwide, Inc. and Subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note F to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard 142, “Goodwill and Other Intangible Assets” on April 1, 2002.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has experienced a net loss of $16,590,231 for the year ended March 31, 2004. Additionally, the Company's current liabilities exceeded its current assets by $1,311,532 at March 31, 2004 and the Company used cash of $10,110,399 in its operations for the year ended March 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans about these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton, LLP
Miami, Florida

May 27, 2004

Phone1Globalwide Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31,
	2004	2003
ASSETS
Current assets
Cash	$389,066	$1,205,284
Accounts receivable, less allowance for doubtful
accounts of $293,801 and $236,253 at March 31,
2004 and 2003, respectively	993,948	863,170
Note receivable	647,839	-
Prepaid expenses and other current assets	577,907	885,093

Total current assets	2,608,760	2,953,547
Property and equipment, net	9,658,638	7,188,972
Deposits and other	1,130,592	1,304,244
Intangible Assets	1,328,559	1,328,559

Total assets	$14,726,549	$12,775,322

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,428,838	$1,688,167
Convertible loan payable to bank – GNB Bank
(net of $-0- and $1,181,531 discount in March 2004 and 2003, respectively)	-	18,818,469

Accrued expenses and other current liabilities	2,491,454	1,929,123

Total current liabilities	$3,920,292	$22,435,759
Stockholders' equity
Series A 8% Convertible Preferred stock, par value of $.001, 10,000,000 shares authorized; -0- and 9,000,000 issued as of March 31, 2004 and March 31, 2003, respectively	-	9,000
Common stock, par value of $.001, 200,000,000 shares
authorized; 141,206,995 and 66,128,702 shares issued
and outstanding as of March 31, 2004 and
March 31, 2003, respectively	141,207	66,128
Additional paid-in capital	133,019,846	96,029,000
Accumulated deficit	(122,354,796)	(105,764,565)

Total stockholders' equity (deficit)	10,806,257	(9,660,437)

Total liabilities and stockholders' equity	$14,726,549	$12,775,322

The accompanying notes are an integral part of these statements.

Phone1Globalwide Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 31,
	2004	2003
Net Revenue	$14,150,177	$6,303,193
Expenses
Cost of sales	12,819,821	7,275,856
General and administrative	8,676,847	6,704,957
Marketing and promotions	2,029,825	2,415,755
Depreciation	4,523,897	2,851,958
Intangible asset amortization	-	9,086,275
Impairment of intangible assets	-	10,959,341
Impairment of long lived assets	-	539,270
Settlement of service agreements and claims	328,133	236,500

Operating loss	$(14,228,346)	$(33,766,719)
Other income (expense)
Interest expense, net	(2,361,885)	(3,242,926)
Other income	-	173,450

Loss before provision for income tax	$(16,590,231)	$(36,836,195)
Income tax benefit	-	-

Net Loss	$(16,590,231)	$(36,836,195)

Basic earnings (loss) per common share	(0.15)	(0.79)
Diluted earnings (loss) per common share	(0.15)	(0.79)
Weighted average shares of common stock outstanding:
Basic	108,049,911	48,075,551
Diluted	108,049,911	48,075,551

The accompanying notes are an integral part of these statements.

Phone1Globalwide Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended March 31, 2004 and 2003

		Series A 8%
	Shares of Preferred Stock	Convertible Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance at March 31, 2002	9,000,000	$9,000	41,078,702	$41,078	$83,141,611	$(68,928,370)	$14,263,319

Issuance of common stock for conversion of debt	-	-	25,000,000	25,000	9,975,000	-	10,000,000

Issuance of common stock to settle service agreement	-	-	50,000	50	6,450	-	6,500

Issuance of common stock options to consultant	-	-	-	-	30,939		30,939

Discount on convertible debt	-	-	-	-	2,875,000	-	2,875,000

Net loss	-	-	-	-	-	(36,836,195)	(36,836,195)

Balance at March 31, 2003	9,000,000	$9,000	66,128,702	$66,128	$96,029,000	$(105,764,565)	$(9,660,437)

Conversion of preferred stock to common stock	(9,000,000)	(9,000)	13,953,489	13,954	(4,954)		--

Compensation for professional services received from board member					45,000		45,000

Issuance of common stock for conversion of debt			50,000,000	50,000	19,950,000		20,000,000

Sale of common stock			11,061,947	11,062	12,488,938		12,500,000

Issuance of common stock for loss on settlement			17,857	18	24,982		25,000

Issuance of common stock to settle service agreement			45,000	45	53,505		53,550

Settlement of loan overdraft Note H					4,433,375		4,433,375
Net loss	-	-	-	-	-	(16,590,231)	(16,590,231)

Balance at March 31, 2004	-	-	141,206,995	$141,207	$133,019,846	$(122,354,796)	$10,806,257

The accompanying notes are an integral part of this statement.

Phone1Globalwide Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31,

	2004	2003
Cash flows from operating activities:
Net loss	$(16,590,231)	$(36,836,195)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment of intangible assets	-	10,959,341
Compensation for professional services	45,000	-
Compensation related to stock options	-	30,939
Compensation paid in common stock	53,550	-
Impairment of long lived assets	-	539,270
Loss on settlement of service agreement	25,000	236,500
Depreciation and amortization	4,523,897	11,938,234
Provision for bad debts	73,848	265,430
Convertible loan discount amortization	1,181,531	1,693,469
Changes in assets and liabilities:
Increase in accounts receivable	(204,626)	(908,378)
Decrease/(increase) in deposit and other assets	171,444	(517,169)
Decrease/(increase) in prepaid expenses and other current assets	307,186	(709,803)
Decrease in accounts payable	(259,329)	(104,848)
Increase/(decrease) in accrued expenses and other liabilities	562,331	(575,877)
(Decrease)/increase in bank overdraft	-	(65,127)

Net cash used in operating activities	$(10,110,399)	$(14,054,214)
Cash flows from investing activities:
Acquisitions of property and equipment	(6,991,355)	(2,397,370)
Notes receivable	(647,839)	-

Net cash used in investing activities	$(7,639,194)	$(2,397,370)
Cash flows from financing activities:
Proceeds from loans – GNB Bank	-	30,000,000
Payment on refinanced loans – GNB Bank	-	(10,000,000)
Payment on equipment note payable	-	(1,500,000)
Proceeds from overdraft facilities – GNB Bank	15,162,948	12,982,748
Payments on overdraft facilities – GNB Bank	(10,729,573)	(14,000,000)
Proceeds from line of credit	1,500,000	-
Payments on line of credit	(1,500,000)	-
Proceeds from sale of 11,061,947 shares of common stock	12,500,000	-

Net cash provided by financing activities	$16,933,375	$17,482,748

Net (decrease) increase in cash	(816,218)	1,031,164
Cash at beginning of year	1,205,284	174,120

Cash at end of year	$389,066	$1,205,284

The accompanying notes are an integral part of these statements.

Phone1Globalwide Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

For the Years Ended March 31,
	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Taxes	$-	$-
Interest	$887,214	$1,577,246

Non-cash investing and financing activity:

For the twelve months ended March 31, 2004, the Company entered into the following non-cash transactions

On March 31, 2004, Phone1, Inc. entered into an agreement with GNB Bank to settle the outstanding overdraft facility in the amount of $4,546,977. GNB bank released Phone1 and its affiliates from the obligation to pay the outstanding balance of the overdraft facility in consideration for the sum of $113,602. As a result, the Company recorded a $4,433,375 adjustment to additional paid in capital to reflect the capital characteristic of this transaction.

On March 8, 2004, the Company issued 45,000 shares of common stock in exchange for professional services.

On September 30, 2003, Hispanic Telecommunication Holding, S.A., a Luxemburg company, (“HTH”) purchased from GNB Bank (Panama) S.A. (“GNB”) $20 million of face amount convertible promissory notes issued by the Company on November 26, 2002, December 31, 2002, and February 17, 2003. On the same date, HTH converted the notes, in accordance with their terms, into 50 million shares of common stock of the Company.

As of September 30, 2003, the Company entered into an agreement to settle the lawsuit with Fire Sign. Under the settlement agreement, the Company paid Fire Sign $100,000 and issued to the principal of Fire Sign, 17,857 restricted shares of common stock of the Company. As a result of this settlement, the Company recorded a $125,000 charge in the year ended March 31, 2004.

On June 12, 2003, GNB Bank Panama, S.A. converted 7,000,0000 shares of the Company’s Series A preferred stock into 10,852,714 shares of common stock at the adjusted conversion price of $.645 per share. On the same day, Premium Quality Fund converted 2,000,000 shares of Series A preferred stock into 3,100,775 shares of common stock at the adjusted conversion price of $.645 per share. The converted shares represented all of the Company’s outstanding preferred stock.

The Company recorded $45,000 for services provided by a board member. These services were provided without charge.

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

Phone1Globalwide Inc. and Subsidiaries Notes to Consolidated Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

We are a United States based telecommunications company. We currently have two main switch facilities, one located in New York, NY and the other in Miami, Florida. Our current primary telecommunications offerings are coin sent services from public payphones and wholesale carrier services., The Company maintains operating agreements that deliver services in many countries throughout the world using third-party networks. .

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

On November 16, 2001, in connection with the formation of Phone1 Smart LLC, a limited liability company (“Phone1 Smart”), organized under the Delaware limited liability act, the Company entered into an operating agreement with MTG Interconnection LC ("MTG"), a Florida limited liability company. The Company owns 51% of the interests in Phone1 Smart. The 51% interest in Phone1 Smart is being consolidated into the financial statements of Phone1Globalwide, Inc. Phone1 Smart has not provided any substantial services during the fiscal year end of March 31, 2004 and its results of operations were immaterial compared to our consolidated results of operations.

Basis of Presentation

The consolidated financial statements include the accounts of Phone1Globalwide, Inc. and its wholly owned and majority owned subsidiaries. All significant inter company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents.

Accounts Receivable

Trade accounts receivable are primarily from arbitrage sales and Phone1 services. The Company maintains an allowance for doubtful accounts at a level which management believes is sufficient to cover potential credit losses. The Company maintains an allowance for doubtful accounts at a level believed adequate by management to reflect the probable losses in the trade receivable due to customer default, insolvency, or bankruptcy. The provision is established by management using the customer credit history and other relevant factors, and is re-evaluated on a periodic basis. The allowance is increased by provisions to bad debt expense charged against income. All recoveries on trade receivables previously charged off are credited to the accounts receivable recovery account included in income, while direct charge-offs of trade receivables are deducted from the allowance.

Phone1Globalwide Inc. and Subsidiaries Notes to Consolidated Financial Statements

Concentration of Market Risk

As of March 31, 2004 and 2003, $16,849 and $1,128,780 of cash, respectively, was located in GNB Bank Panama, The Company has not experienced any losses on its cash deposits.

During the fiscal year end March 31, 2004 and 2003, the Company derived 38% and 4.5%, respectively, of its total revenues from one source.

Property and Equipment

Depreciation and amortization are provided for in amounts sufficient to relate the initial cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Leased property under capital leases is amortized over the lives of the respective leases or over the service lives of the assets for those leases that substantially transfer ownership. Other equipment is depreciated from three to five years. The straight-line method of depreciation is followed for substantially all assets for financial reporting purposes. Cost and accumulated depreciation of assets returned or retired are removed from the respective property accounts, and the gain or loss is reflected in the statements of operations.

Intangible Assets and Long Lived Assets

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

Beginning April 1, 2002, the Company no longer amortizes $1.3 million of intangible assets identified as trade name and trademarks as these assets have been determined to have an indefinite live. The Company has completed an annual impairment test as of April 1, 2004 of all intangible assets with indefinite lives. Based on the annual impairment test, no impairment losses were required to be recorded. The Company requires substantial capital to continue the development of its business. Because there can be no assurance that the Company will achieve profitable operations, the Company may, in the future, recognize a substantial impairment of its remaining intangible assets. .

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

Phone1Globalwide Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

Advertising

The Company expenses advertising costs as incurred. Total advertising expense was approximately $635,000 and $1,485,000 for fiscal 2004 and 2003, respectively.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances.

 Management believes that a higher degree of judgment or complexity may occur in estimating collectibility of accounts receivable, assessing useful lives of assets, valuation allowance on deferred taxes and estimates relating to litigations..

Fair Value of Financial Instruments

The Company estimates that the fair value of its financial instruments approximates the carrying value of its financial instruments at March 31, 2004 and 2003.

Stock Based Compensation

At March 31, 2004, the Company has a stock-based employee compensation plan, (the Plan) which is described more fully in Note N. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for stock issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share data):

	2004	2003
Net loss as reported	$(16,590)	$(36,836)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(1,585)	$(1,073)
Pro forma net loss	$(18,175)	$(37,909)
Basic and diluted loss per share - as reported	$(0.15)	$(0.79)
Basic and diluted loss per share - pro forma	$(0.17)	$(0.81)

Phone1Globalwide Inc. and Subsidiaries Notes to Consolidated Financial Statements
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

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as some of the options vest over several years and the Company may continue to grant options to employees. In addition, the above calculations include provisions for Series A Preferred Stock dividend in the amount of $0 and $1,120,000 in March 31, 2004 and 2003, respectively.

Net Loss Per Share
Basic earnings (loss) per common share are based on the weighted average number of common shares outstanding. The total number of such weighted average shares was 108,049,911 and 48,075,551 for the years ended March 31, 2004 and 2003, respectively. Diluted earnings (loss) per common share are based on the assumption that all dilutive potential common shares, preferred shares and dilutive stock options were converted at the beginning of the year. For the years ended March 31, 2004 and 2003, 1,374,000 options and -0- and 50,000,000 shares potentially convertible from the convertible loan payable to bank were not included in common stock equivalents because their inclusion would be antidilutive. The preferred shares are also not included as a common stock equivalent in the year ended March 31, 2003, as their inclusion would be antidilutive. The preferred shares equate to -0- and 13,953,489 of potential convertible shares for the years ending March 31, 2004 and March 31, 2003.

Reclassification

Certain reclassifications have been made to the 2003 amounts to conform to the 2004 presentation.

Revenue Recognition

During the years ended March 31, 2004 and 2003, the Company derived revenues from carrier sales, arbitrage sales, Phone1 services and sales of prepaid calling cards.

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

Phone1Globalwide Inc. and Subsidiaries Notes to Consolidated Financial Statements
Recently Issued Accounting Pronouncements

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation" which was effective for the Company on December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the Company's method of accounting for stock-based employee compensation and the effects of the method used on reported results. Adoption of SFAS No. 148 did not have a material effect on the results of operations, financial condition or cash flows of the Company.

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

NOTE B - OPERATIONAL MATTERS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company experienced a net loss of $16,590,231 for the year ended March 31, 2004. Additionally, the Company's current liabilities exceeded its current assets by $1,311,532 at March 31, 2004 and the Company used cash of $10,110,399 in its operations for the year ended March 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Phone1Globalwide Inc. and Subsidiaries Notes to Consolidated Financial Statements
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

NOTE C - INVESTMENT IN JOINT VENTURE

Brazil

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

NOTE D – NOTE RECEIVABLE

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

On March 15, 2004, the Company filed suit against Meimoun and Next in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, seeking damages for breaches of two loan agreements and related promissory notes and indemnification agreements, fraud in the inducement regarding those same documents, and unjust enrichment. Before Meimoun and Next answered the Company’s complaint, the parties amicably settled the matter on or about April 21, 2004 for the receipt of $960,000 and approximately $155,000 for services received by the Company from Next. As of March 31, 2004, the Company had a notes receivable balance of approximately $648,000.

Phone1Globalwide Inc. and Subsidiaries Notes to Consolidated Financial Statements
NOTE E - FIXED ASSETS

Property and equipment consisted of the following at March 31:
	Estimated Useful	2004	2003
	Life – Years
Office equipment and furniture and fixtures	3 – 5	1,142,947	1,060,131

Leasehold improvements	Primary term of Lease	55,384	55,384

Software	3	2,790,101	1,862,654

Telecommunication & satellite equipment	3 – 5	18,189,312	12,125,802

		22,177,744	15,103,971
Less accumulated depreciation		(12,519,106)	(7,914,999)

		$ 9,658,638	$ 7,188,972

During the year ended March 31, 2003, the Company recorded an impairment charge for the remaining balance related to certain other assets of approximately $335,000 to reduce their cost to an estimate of fair market value. The amount is included in the impairment of long-lived assets in the Consolidated Statements of Operations.

Phone1Globalwide Inc. and Subsidiaries Notes to Consolidated Financial Statements

NOTE F - INTANGIBLE ASSETS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

Beginning April 1, 2002, the Company no longer amortizes $1.3 million of intangible assets identified as trade name and trademarks as these assets have been determined to have an indefinite life. The Company has completed an annual impairment test as of April 1, 2004 of all intangible assets with indefinite lives. Based on the annual impairment test, no impairment losses were required to be recorded.

The Company requires substantial additional capital to continue the development of its business. Because there can be no assurance that the Company will achieve profitable operations, the Company may, in the future, recognize a substantial impairment of its remaining intangible assets.

In accordance with the requirements of Statement of Financial Accounting Standard (SFAS) No 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company performed a financial analysis of the intangible assets subject to amortization as of March 31, 2003. This analysis determined there was an impairment loss in the amount of $10,959,000. The impairment loss existed as the carrying value of the intangible assets subject to amortization exceed its fair value. The fair value was determined using estimates of future cash flows directly associated with and expected to arise as a direct results of the use and eventual disposition of the intangible assets subject to amortization.  The estimates of future cash flows incorporated the Company’s own assumptions about the use of the asset and considered all available evidence. As the intangible assets subject to amortization were determined to have a remaining useful life through June 30, 2004, the estimates of future cash flows used to test the recoverability were made through June 30, 2004. The estimates of future cash flows used to test the recoverability through June 30, 2004 indicated the intangible assets subject to amortization were impaired and an impaired loss in the amount of $10,959,000 was recorded in March 31, 2003. The Company determined, based on future projections, that the reseller agreements, which comprise the significant amount of the intangible assets subject to amortization, were not going to produce positive cash flow through June 30, 2004 due to the delays in rolling out the Phone 1 services to the payphones associated with the reseller agreements and the additional selling, marketing and early stage operational costs for payphones associated with the those reseller agreements. In preparing this analysis in accordance with SFAS 144, the Company included only those reseller agreements that were in place or in process at the Phone 1 acquisition date. The customer agreements that were not in place or in process at the acquisition were not included as part of the analysis to determine impairment.

Phone1Globalwide Inc. and Subsidiaries Notes to Consolidated Financial Statements

NOTE G -ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

Consolidated accrued expenses and other current liabilities of the Company consisted the following:
	March 31,
	2004	2003
Accrued payroll	224,530	198,271
Interest payable	230,510	8,341
Trade payables	170,335	167,127
Accrued professional service	275,743	142,591
Accrued sale tax and other taxes	470,408	568,020
Accrued contingencies	987,601	746,225
Other accrued liabilities	132,327	98,548
	2,491,454	1,929,123

NOTE H - LOANS PAYABLE

GNB BANK LOANS (FORMER RELATED PARTY)

Since February 2000, the Company has entered into a series of financings and re-financing with GNB Bank Panama S.A. ("GNB Bank").

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

Phone1Globalwide Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

On February 17, 2003, GNB Bank exercised the Optional $5 Million Loan and extended a loan to Phone1 in the amount of $5 million (the "Additional $5 Million Loan"). The Additional $5 Million Loan was on terms substantially identical to the $20 Million Loan and the $5 Million Loan, except that the maturity of the Additional $5 Million Loan was March 17, 2004 (subject to acceleration in certain conditions, including in the event that neither the Company, Phone1 nor GCC obtains a $5 million loan from a third party for a period of 12 months on or prior to September 30, 2003). Like the $20 Million Loan and the $5 Million Loan, the Additional $5 Million Loan was secured by a lien on all of the assets of Phone1, the Company and GCC and was guaranteed by the Company and GCC. The Additional $5 Million Loan borne interest at the prime rate plus 2% (6.25% as of March 31, 2003) .. Like the $20 Million Loan and the $5 Million Loan, the principal and interest of the Additional $5 Million Loan was convertible, in whole or in part, prior to or after the maturity date (if the loan was not fully paid), as elected by GNB Bank, into shares of the common stock of the Company at the rate of $.40 per share. The conversion rate was subject to certain anti-dilution adjustments, including downward adjustment to the amount of any issuance of securities of the Company at a price less than $.40 per share. On February 17, 2003, the fair market value of the Common Stock of the Company was higher then the conversation price, resulting in a beneficial conversion feature and a discount of $2,875,000. For the year ended March 31, 2003, the Company recorded $1,693,439 as an interest expense, and the remaining balance of $1,181,531 has been recorded as an interest expense during the year ended March 31, 2004.

Phone1Globalwide Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

Following the above described transactions, GNB Bank no longer owned any shares of the Company. HTH became the major shareholder of the Company. HTH currently owns 99,414,661 shares of the common stock of the Company, representing approximately 70% of the Company's outstanding common stock. Prior to the transaction described below GNB Bank ceased to be a related party.

On December 26, 2003, the Company signed an Overdraft Facility ("the Overdraft Facility") with GNB Bank for $3,000,000 with an interest rate of 12% per annum. The Overdraft Facility originally would have expired on December 27, 2004. On March 31, 2004, Phone1, Inc. entered into an agreement with GNB Bank to settle the outstanding overdraft facility in the amount of $4,546,977. GNB bank released Phone1 and its affiliates from the obligation to pay the outstanding balance of the overdraft facility in consideration for the sum of $113,602. As a result, the Company recorded a $4,433,375 adjustment to additional paid in capital to reflect the capital characteristic of this transaction due to the previous relationship with GNB Bank.

NOTE I – LOANS FROM FINANCIAL INSTITUTIONS

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

Phone1Globalwide Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

On March 31, 2004 there were no loans outstanding.

NOTE J - INCOME TAXES

The Company has no current income tax expense because of a tax net operating loss for the years ending March 31, 2004 and 2003. The Company has not recorded a deferred tax expense because of a valuation allowance, which completely provides for the deferred tax assets. The valuation allowance is recorded to reduce the total defered tax assets to an amount that will more likely than not be realized.

The following table summarizes the differences between the Company's effective tax rate and the statutory federal rate as follows:

	2004	2003
Standard federal rate	(34.0)%	(34.0)%
Increase (decrease) in tax resulting from:
Nondeductible items	12.4%	16.8%
State taxes, net of federal tax benefit	(6.0)%	(3.0)%
Valuation allowance	27.6%	20.2%
Effective Tax Rate	—%	—%

Phone1Globalwide Inc. and Subsidiaries Notes to Consolidated Financial Statements
Deferred tax assets are comprised of the following at March 31:
	2004	2003
Deferred tax assets:
Write-down of investments	$140,000	$129,500
Reserve on deposits	20,000	112,046
Stock compensation	94,726	255,102
Allowance for doubtful accounts	117,520	87,414
Other accruals and reserves	243,982	33,278
Net operating loss carry forwards	22,731,848	15,498,132

Total deferred tax assets	23,348,076	16,115,472
Less valuation allowance	(22,882,267)	(15,959,185)

Net deferred tax asset	$465,809	$156,287
Deferred tax liabilities:
Depreciation	465,809	156,287
Total deferred tax liabilities	$465,809	$156,287

Deferred tax assets, net	$ —	$ —

During the year ended March 31, 2004, the Company’s valuation allowance increased by $6,923,082

At March 31, 2004, the Company had net operating loss carry forwards for federal tax purposes of approximately $57,206,000 that will begin to expire in 2021. Utilization of net operating losses will be limited if an ownership change has occurred within the meaning of Internal Revenue Code Section 382.

NOTE K - LEASE COMMITMENTS

Future minimum payments, by year and in the aggregate, under an operating lease for office space and an equipment lease with a remaining term in excess of one year as of March 31, 2004, is as follows:

Year
2005	$609,861
2006	567,421
2007	410,391
2008	426,794
2009	443,867
Thereafter	264,897

Total minimum lease payments	$2,723,231

Rent expense was $700,926 and $749,894 for the years ended March 31, 2004 and 2003, respectively.

Phone1Globalwide Inc. and Subsidiaries Notes to Consolidated Financial Statements

NOTE L – SETLLEMENT OF SERVICE AGREEMENTS AND CLAIMS

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

Effective August 5, 2003, the Company entered into an agreement to settle the lawsuit with the vendor. Under the settlement agreement, the Company agreed to pay the vendor $365,000, of which, $250,000 was paid on August 19, 2003, $57,500 was paid on October 27, 2003 and the balance of $57,500 was paid on February 3, 2004, together with interest at the rate of 10% per annum commencing on August 5, 2003. As a result of this settlement, the Company recorded a $143,000 charge in the year ended March 31, 2004.

Spitfire Merchants, Ltd. v. Globaltron Corporation f/k/a Win-Gate Equity Group, Inc. n/k/a Phone1 Globalwide Inc. was filed on June 5, 2001 in the Eleventh Judicial Circuit Court in and for Miami-Dade County, Florida. The lawsuit seeks damages for alleged breach of contract in connection with the purchase of shares in the Company. Spitfire alleges that it was not given the correct amount of shares and that some of the shares it received were restricted, allegedly in violation of Spitfire's subscription agreement with the Company. Spitfire has sought damages in excess of $1,000,000, which is disputed by the Company. In its answer, the Company asserted the affirmative defenses of failure to mitigate damages and failure of consideration. . The case was settled, resulting in a voluntary dismissal filed on March 25, 2004. Under the settlement agreement, the Company agreed to pay Spitfire $60,000. As a result of the settlement the Company recorded a $60,000 charge in the year ended March 31, 2004.

Eric Frizza filed suit against Phone1, Inc., Dario Echeverry, et al. on March 14, 2002, in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida seeking declaratory relief and damages for breach of contract in connection with his alleged 1.5% equity interest in Phone1. Both Phone1 and Echeverry filed answers denying that Frizza was entitled to any relief, other than payment he has already been paid for various services he performed for Phone1. Initial requests for production propounded to Echeverry have been answered. Thereafter, an order was entered requiring Frizza to show because why the case should not be dismissed for failure to prosecute the claims. On May 16, 2003, this action was dismissed.

In July 2002, Fire Sign, Inc. sought an injunction in the Southern District of Florida against Phone1, Inc., asserting claims of copyright infringement as to certain designs Fire Sign alleged that it created for Phone1. Phone1 moved to stay the case pending arbitration of Fire Sign's claims, basing its argument for arbitration on the language contained in the agreements between the parties. The court granted Phone1's motion to stay and Fire Sign filed a demand for arbitration with the American Arbitration Association. Phone1 answered the demand to arbitrate, denied the allegations and asserted affirmative defenses. Fire Sign quantified its damages at $805,995, exclusive of attorneys' fees and costs. As of September 30, 2003, the Company entered into an agreement to settle the lawsuit with Fire Sign. Under the settlement agreement, the Company agreed to pay Fire Sign $100,000 and issue, to the principal of Fire Sign 17,857 restricted shares of common stock of the Company. As a result of this settlement, the Company recorded a $125,000 charge in year ended March 31, 2004.

On December 9, 2003, the Company settled with the law offices of Richard L Ruben, Esq (‘Ruben”), for legal services provided to the Company in an agreement dated July 20, 2000. Whereas, the Company and Ruben agreed to resolve any claims arising directly or indirectly in consideration for $15,000. The amount was paid as of March 31, 2004 and is recorded in general and administrative expenses in the consolidated financial statements of the year ended March 31, 2004. In addition, the Company issued 45,000 shares of the Company’s common stock for legal services to defend the Company against a lawsuit filed by Spitfire Merchants, Ltd. The lawsuit was settled on March 8, 2004 and the shares were issued at the market price on that date and is included in the general and administrative expenses for the year ended March 31, 2004.

Phone1Globalwide, Inc. v. Chalom Arik Meimoun and Next Telecommunication, Inc. a/k/a Next Communication, Inc.: On March 15, 2004, the Company filed suit against Meimoun and Next in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, seeking damages for breaches of two loan agreements and related promissory notes and indemnification agreements, fraud in the inducement regarding those same documents, and unjust enrichment. Contemporaneous with filing its complaint, the Company also sought prejudgment writs of garnishment of certain funds held by two different banks for Meimoun and Next. The Company sought damages in excess of $1,000,000, which sum is comprised of (1) a refund of loans made to Meimoun and Next; (2) accrued interest, and (3) legal fees and costs. Before Meimoun and Next answered the Company’s complaint, the parties amicably settled the matter on or about April 21, 2004 for the receipt of $960,000 and approximately $155,000 for services received by the Company from Next. As of March 31, 2004, the Company had a notes receivable balance of approximately $648,000. (Note P)

Phone1Globalwide Inc. and Subsidiaries Notes to Consolidated Financial Statements
NOTE M - COMMITMENTS AND CONTINGENCIES

On November 21, 2000, the Company terminated certain agreements with a telecommunication company. As consideration for the termination, the Company paid $50,000 in cash and transferred 400,000 shares of its common stock to the telecommunications company. The Company agreed to issue an additional 50,000 shares of its common stock if the price of the Company's common stock does not have an average closing price of $7.00 per share or more for 20 consecutive trading days through November 20, 2001. The cost for settlement of service agreement amounted to $1,350,000. The shares were valued at their fair market value on of the date of the agreement. The Company did not issue the 50,000 shares of its common stock due to a dispute between the parties. During the Fiscal Year 2004, we reached a settlement with the vendor. Under the agreement we removed the restriction on 400,000 shares issued to the vendor under the settlement agreement dated November 21, 2000. As consideration, the vendor transferred certain used equipment to us and released us from any obligations.

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

On June 28, 2002 the Company reached an agreement with a vendor to terminate all agreements and release the Company of all claims for the outstanding balance owed to the vendor. Under the settlement the Company paid $150,000 at the signing of the agreement and the vendor retained the deposit of approximately $46,000. In addition, the Company paid $10,000 a month for 18 months commencing in December of 2002. The Company made it last payment in the month of May 2004.

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

Phone1Globalwide Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

On April 21, 2003, GCC filed suit in Miami-Dade County Circuit Court (Case N0. 03-9655 CA 09) against NWT Partners, Ltd., seeking a determination that GCC has been constructively evicted from its offices on the 25th floor of 100 N. Biscayne Blvd., Miami, Florida, as a result of environmental issues and unacceptable air quality. GCC also seeks damages for breach of lease and a declaratory judgment that, as a result of the constructive eviction, the lease for such space is terminated. Suit was filed following repeated complaints by GCC of air quality problems and the failure of the landlord to take corrective action. The suit is supported by an independent evaluation performed by GCC's environmental experts, concluding, among other things, that a lack of adequate ventilation in the premises has caused the poor air quality. GCC has withheld payment of rent in accordance with Florida Statute Section 83.201, however rent has been paid into the court pursuant to an order of the judge. The landlord has denied GCC's claims and has brought a separate action in Miami-Dade County Court (Case No. 03-7563-CC-01) seeking to evict GCC from the premises and damages for GCC's alleged breach of lease resulting from its failure to pay rent. The landlord is also seeking future rent payments over the balance of the lease term. The landlord's case has been transferred to the court hearing GCC's constructive eviction claim, and the two cases have now been consolidated. Discovery requests have been posted by GCC, but have not as yet been responded to. At this stage of the proceedings, no outcome can be determined. Discussions have commenced to resolve this dispute.

Captivad Media Corp. v. Motion Display Systems, Inc. and Phone1, Inc. was filed in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. In that complaint, Captivad sought damages for breach of contract regarding advertising done in the Sawgrass Mills Mall. There was an indemnification agreement between Motion Display Systems and Phone1, whereby Motion Display Systems agreed to defend Phone1 in this action and indemnify Phone1 against any judgments for Captivad or any other settlements. Motion Display Systems has affirmed its obligations under that agreement, agreeing to defend and indemnify Phone1.

During the quarter ended September 30, 2003 the Company recorded a $1,269,000 liability for estimated withholding taxes and interest owed to the Internal Revenue Services related to interest payments made by the Company to GNB Bank. The interest payments were made by the Company to GNB Bank between March 2000 and September 30, 2003. The withholding taxes are payable to the IRS at the rate of 30%. In connection with the matter, GNB voluntarily agreed to pay the Company for the withholding taxes. On March 30, 2004, the Company received $1,093,604 from GNB Bank for the withholding taxes. The Company's filed the necessary tax forms with the IRS and paid the withholding liability in full on March 31, 2004.

On April 15, 2002 Phone1, Inc. entered into an agreement with APC Development Corp. & H. Weaver Jordan ("third parties") for consulting and engineering services. Under the agreement they were responsible for providing engineering services for network interface testing and system evaluations, prototype design and testing services for products and for the design and translation between LECs and IXCs systems that operate Coin Operated System and Regulated Payphones Systems. The third parties filed a claim against Phone1 on March 18, 2004, claiming that Phone1 breached the payment terms on the consulting and engineering services agreement, which in effect is a claim for non-payment of invoices. Additionally, they claim that because of the lack of payments and monies owed by Phone1, they are no longer responsible to living up to the terms and conditions of the contract; including whether they need to abide by the terms of the agreement as they relate to the technology developed under the consulting and engineering services agreement. On April 19, 2004, Phone1 filed an affirmative defense and a counter-claim against the third parties. Phone1's counter-claim alleges that the third parties breached the consulting and engineering services agreement by not providing services that were paid by Phone1. Additionally, the third parties failed to deliver to Phone1 any schematics, drawings, equipment that was developed and/or prototype equipment that was developed as outlined in the consulting agreement. Currently Phone1 is conducting discovery by requesting production of documents and responding to interrogatories.

The Company is involved in various lawsuits, either as plaintiff or defendant, and is the subject of various claims, in the ordinary course of business. In the opinion of management, the outcome of these lawsuits and claims will not have a material impact on the Company’s consolidated financial statements. The Company expenses legal costs relating to these lawsuits as the costs are incurred.

Phone1Globalwide Inc. and Subsidiaries Notes to Consolidated Financial Statements
NOTE N - EQUITY TRANSACTIONS

Preferred Stock

A total of 10,000,000 shares of the Company's Preferred Stock have been designated as "Series A 8% Convertible Preferred Stock" (the "Series A Preferred"). The Series A Preferred is entitled to receive dividends at the rate of 8% per annum only if declared by the Board of Directors. Upon any liquidation or dissolution of the Company (including certain deemed liquidations) the holders of the Series A Preferred are entitled to receive an amount equal to the amount paid for such stock plus any accrued but unpaid dividends before any amounts are distributed to the holders of any junior stock (including the Company's common stock). Holders of the Series A Preferred are entitled to one vote per share and, except in certain limited circumstances, vote together with the holders of the Company's common stock. Certain actions may not be undertaken without the separate vote of the holders of at least 70% of the then outstanding Series A Preferred, including without limitation (i) the issuance of any security senior or on parity to the Series A Preferred, (ii) any merger or consolidation of he Company or any sale of all or substantially all of its assets , (iii) the Company entering into material joint venture or similar arrangement, other than in the ordinary course of business, and (iv) making any changes to the Company's stock option plan and any grants there under. Shares of the Series A Preferred are convertible into shares on common stock initially on a one for one basis. The conversion rate is subject to adjustment upon the occurrence of certain dilutive stock issuances and in the event of stock splits, reclassifications and the like. As of March 31, 2004,and March 31, 2003 the Company had accumulated $0 and $1,960,000, respectively, as preferred dividend. However, no dividend has been declared by the board.

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

Phone1Globalwide Inc. and Subsidiaries Notes to Consolidated Financial Statements
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

The Company granted 1,310,000 options to three directors, four executives and two employees. The exercise price of the options was the closing price as of May 30, 2003. The options are fully vested.

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

Phone1Globalwide Inc. and Subsidiaries Notes to Consolidated Financial Statements

Information with respect to stock option activity is as follows:

	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,674,000	$1.74	1,916,000	$2.58
Granted	1,310,000	$1.23	240,000	$1.10
Exercised	—	—	—	—
Forfeited	(75,000)	$2.68	(482,000)	$4.77
Outstanding at end of year	2,909,000	1.49	1,674,000	$1.74
Options exercisable at end of year	2,909,000		1,374,750
Weighted-average fair value of options granted during the year		$1.23		$1.10

The following information applies to options outstanding at March 31, 2004.

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$.95 - $2.25	2,700,000	8.17	$ 1.36	2,700,000	$ 1.36
$2.50 - $3.12	209,000	6.11	$ 3.10	209,000	$ 3.10

The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2003, respectively: expected volatility of 272 % for 2004 and 332% for 2003; risk-free interest rates of 4.78% in 2004 and 4.87% in 2003; and expected holding periods is 3 years in 2003 and 3 years in 2004.

NOTE O - RELATED PARTY TRANSACTIONS

Since June 2001, the Company has purchased branded handsets and certain equipment from TU, LLC a privately-held company based in Ohio. In June 2001, an employee of TU began providing consulting services to Phone1. Thereafter, the consultant became a full-time employee of Phone1 and, now serves as an executive officer of Phone1. The spouse of the executive officer is a vice-president of TU and owns less than 5% of the outstanding equity in TU. For each of the years ended March 31, 2004 and 2003, the Company paid $1,256,700 and $1,160,000, respectively, for product purchased from TU.

On July 15, 2002, the Company entered into an agreement with EMIDA Technologies, Inc. for $ 775,000. Under the agreement EMIDA will provide services to coordinate the integration of the new CDR export application software, data warehouse system telecommunication mapping software and EMIDA’s Telco Operating Support Portal to the Company. The Chairman of the Board of the Company is a former director and executive vice president of EMIDA. For each of the years ended March 31, 2004 and 2003, the Company paid EMIDA $393,800 and $290,700, respectively, under the agreement. The amount due to EMIDA was $ 90,700 and $484,500 as of March 31, 2004 and March 31, 2003 respectively. The value of the software which is equal to $775,200 is classified as other assets on the balance sheet and will be reclassified to fixed assets and depreciated upon completion of the project.

Phone1Globalwide Inc. and Subsidiaries Notes to Consolidated Financial Statements

For the year ended March 31, 2004 and 2003, the Company paid LF Marketing approximately $263,000 and $318,000, respectively for services rendered in connection with the Company’s street marketing campaign. As independent contractors, LF Marketing was responsible for the payment of costs and expenses associated with their services. LF Marketing is owned by the brother and sister-in-law of a non-executive officer of the Company.

During the years ended March 31, 2004 and 2003, the Company paid Consad Corp. $108,000 and $622,000, respectively for products and services. The Company's Chief Executive Officer is a former director of Consad Corp. Consad Corp. is a minority owner of MTG. See Note A.

Other related party transactions are disclosed in Notes H, I and M.

NOTE P – SUBSEQUENT EVENTS

On May 25 2004, WINSIDE Investments (Panama) S.A. subscribed to, and purchased from the Company 3,571,428 restricted shares of its common stock for $1.40 per shares or $5,000,000.

Subsequest to the year end the Company reached a settlement agreement with Next Communication, Chalom Arik Meimoun, Engin Yesil, Guvin Kivilcim and George G. Levin under which Next Communication paid the Company $960,000 in cash and approximately $155,000 of telecommunication services which would otherwise be owed by the Company to Next. Settlement also resulted in a dismissal with prejudice and with the Company not required to pay any damages or any other amounts to Yesil, Kivilcim and Levin.

On April 30, 2004, the Company entered into an employment agreement with Lou Giordano for an annual base salary of $240,000. The expiration date of the agreement is April 30, 2005. The employment agreement also provide that in the event of the Company's material breach or termination of the executive's employment during the term of the agreement, without cause, in the event of a change of control (as defined in the agreements) or by the executive, with good cause (as defined in the agreements), the executive shall be entitled to receive as severance pay a lump sum of up to two year's salary. The executive is entitled to a bonus, to the extent determined by the Board of Directors, and to participate in the Company’s stock option and other compensatory and benefit plans established for the benefit of employees. The executive has also assigned to the Company all of their rights to inventions created by them during the course of their employment, and the agreements contain one-year restrictive covenants following termination of the agreement, restricting them from competing against the Company or soliciting our employees.

Subsequent to the end of fiscal year 2004 the Company borrowed approximately $1,279,000 on an overdraft facility with GNB Bank. On May 26, 2004 the outstanding balance under this facility was paid with the proceeds from the sale of shares of the Company's stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

ITEM 8A. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)   Changes in Internal Controls

There were no changes in our internal controls or in other factors, other than described below,  that could have significantly affected those controls subsequent to the date of our most recent evaluation.

        Grant Thornton LLP, in connection with the audit of the Company’s two most recent fiscal years ended March 31, 2004, identified significant deficiencies, that in the aggregate, constitute material weaknesses under standards established by the Public Company Accounting Oversight Board. These matters relate to our processes of identifying related parties and reviewing and approving our CEO’s expense report, as further described below:

  During the fourth quarter of Fiscal Year 2004 we recorded a settlement of debt as an extraordinary gain of $4.4 million. As part of the audit process, the settlement of debt was later reclassified as an adjustment to Additional Paid in Capital. Due to the recent change in control, we were not able to gather the appropriate information on a timely manner that resulted in this reclassification. We have implemented a formalized process which will assist us in identifying and documenting related parties in a timely manner to allow us to properly report related party transactions; and

  During Fiscal Year 2004,our CEO’s expense reports were not reviewed and approved by our Board. As a policy, CEO’s expense reports are now being reviewed and approved by a board member.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following identifies our executive officers and directors and provides information about them:

Name	Age	Position
Louis Giordano	39	Chairman of the Board of Directors
Dario Echeverry	44	President, Chief Executive Officer and Director
Michael Spritzer	59	Director
Syed Naqvi	39	Chief Financial Officer
James Dilowe Barker	44	Chief Operating Officer
Federico Fuentes	50	Chief Technical Officer

LOUIS GIORDANO has served as a Director since February 2000. In June 2003, he formed MLG Solutions, Inc. to provide advisory services primarily to early stage companies with respect to business development and capital raising activities. From October 2002 until March 2003, he served as Executive Vice President and a Director of EMIDA Technologies, Inc. He served as the Executive Vice President and Chief Financial Officer of New World Network Holdings, Ltd. (New World) from June 2000 to August 2002, after New World received approximately $400 million in a combination of debt and equity financing to complete its funding of ARCOS-1, a fiber optic submarine cable ring which connects the United States to points in Mexico, Central America, South America and the Caribbean. Before joining New World, Mr. Giordano served in the financial services sector for more than 13 years, primarily in mergers and acquisitions in Latin America. Mr. Giordano served as Director of Latin American Corporate Finance at Barclays Bank PLC from 1997 to 1998, where he managed a group providing debt financing to telecommunications and power companies in Latin America. From 1995 to December 1997, Mr. Giordano was employed at and served on the Board of Directors of Banco de Colombia where he acted as an advisor on international strategy and operations advising the Chairman of the Board of Directors. Mr. Giordano received his B.S. degree in Finance from the University of Virginia.

DARIO ECHEVERRY has served as a Director and our acting Chief Executive Officer since July 2002. He has served as our Chief Executive Officer since November 2002. Mr. Echeverry has 21 years of experience on startups and running companies in different sectors (construction, civil engineer, environmental engineer). In 1995 he became the president of Immobiliaria Bancol (Banco de Colombia) and also served as a Member of the Board of Directors of Banco de Colombia Trust Corp. Mr. Echeverry received a Bachelors degree in Civil Engineering from Universidad de los Andes in 1983. Mr. Echeverry has also served as President and CEO of Phone1, Inc. since its inception.

MICHAEL SPRITZER has served on our Board of Directors since February 2000 and currently is the senior partner in charge of the tax department of Berenfeld, Spritzer, Shechter & Sheer, CPA's, located in Miami Florida where he has practiced for the past 31 years. Mr. Spritzer has served as Chairman of the Board of Eagle National Bank of Miami since August 1999 and been a member of its Board of Directors since 1997. Mr. Spritzer is a member of the Board of Overseers of Hebrew Union College-Jewish Institute of Religion, New York, New York and a member of the Board of Directors of the Union of American Hebrew Congregations, New York City, New York. Mr. Spritzer is a member of the Florida Institute of Certified Public Accountants and the American Institute of Certified Public Accountants.

SYED A. NAQVI has served as the Controller of Phone1Globalwide since December 2000, and has served as its Chief Financial Officer since May 2001. Mr. Naqvi has experience in operational finance and consulting in various executive/management positions. Before joining Globaltron, from August 1999 to November 2000, he was the executive consultant for Focus Consulting Group providing strategic consulting and business development services to startups, middle market companies, and advising various governments and companies in contract negotiations. From March 1998 to August 1999, Mr. Naqvi was the Chief Financial Officer of Intelesis Group Inc. From February 1997 to February 1998, Mr. Naqvi was the Chief Financial Officer of TelMed Inc. Mr. Naqvi has also held various positions with Columbia-HCA, Inc. and Laboratory Corporation of America Holdings. Mr. Naqvi received his B.A. in Accounting from Florida Atlantic University. He is a Certified Public Accountant and a member of Financial Executives International.

DILOWE BARKER has served as the Vice President of Public Communication of Phone1, Inc. since December 2001 and has served as the Chief Operating Officer of Phone1Globalwide, Inc. since November 2002. Mr. Barker has over 13 years experience in the payphone industry.  He has expertise in the area of multiple smart technology products that interface with various host and routing platforms ranging from coin sent paid to operator service providers.  Mr. Barker assisted in the development of Universal Communications, Inc. beginning in 1990 and participated in its growth from a 3-employee start up with his wife and partners to an over 98-employee enterprise after merging with T.R.I.A.D. Inc. in 1999.  Mr. Barker was a consultant to Phone1, Inc from March 2001 to December 2001. From May 1991 to May 2001 he was Director of Operations of TU / Universal.

FEDERICO FUENTES has served as the Chief Technology Officer of Phone1Globalwide, Inc. since January 2003. From 1995 to 2003, Mr. Fuentes was assigned to perform various engineering projects for Multielectronica CYRF, a telecommunications applications support and consulting firm located in Caracas, Venezuela. From June 2000 to January 2003, he provided consulting services to Globaltron Communications Corporation (prior to its merger into our company) and, thereafter, to us, through Multielectronica CYRF. From 1986 to 1995, he served in various capacities, initially as Head of Installation and ultimately as Chief Engineer, of VozDatos CA, a Venezuela-based network installation firm.

Frederic Z. Haller served on our Board of Directors until June 27, 2004, when he resigned to concentrate on his practice as an investment banker and consultant.

There is no family relationship between any of our officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and 10% stockholders to file reports regarding initial ownership and changes in ownership with the SEC. Executive officers, directors, and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Our information regarding compliance with Section 16 is based solely on a review of the copies of such reports furnished to us by our executive officers, directors and 10% stockholders. These forms include (i) Form 3, which is the Initial Statement of Beneficial Ownership of Securities, (ii) Form 4, which is a Statement of Changes in Beneficial Ownership, and (iii) Form 5, which is an Annual Statement of Changes in Beneficial Ownership.

Based solely upon our review of Forms 3, 4 and 5 filed with us, the following transactions were not reported on a timely basis: On April 17, 2002, Frederic Z. Haller (former member of our Board of Directors) filed Form 4 to disclose his acquisition of 5,000 shares on March 8, 2002 and his acquisition of an option to buy on May 9, 2001. On October 29, 2002, Syed Naqvi filed Form 3 disclosing his initial beneficial ownership by reason of his becoming a reporting person on May 22, 2001. On November 20, 2002, Michael Spritzer filed Form 4 to disclose his acquisition of 1,000 shares on April 25, 2001. On November 20, 2002, Dario Echeverry filed Form 3 disclosing his initial beneficial ownership by reason of his becoming a reporting person on April 16, 2002. On November 21, 2002, Frederick Z. Haller filed Form 4 to disclose his acquisition of an option to buy on March 12, 2002. On December 3, 2002, GNB Bank Panama S.A. filed Form 4 to disclose its acquisition of a convertible promissory note on November 26, 2002. On December 4, 2002, Dilowe Barker filed Form 3 disclosing his initial beneficial ownership by reason of his becoming a reporting person on November 12, 2002. On December 5, 2002, Premium Quality Fund filed Form 4 to disclose its grant of an option to buy on November 27, 2002. On March 12, 2003, GNB Bank Panama, S.A. filed Form 4 to disclose its acquisition of a convertible promissory note on February 17, 2003. On June 18, 2003, Federico Fuentes filed a Form 3 to disclose his initial beneficial ownership by reason of his becoming a reporting person on January 1, 2003.

On March 12, 2003, GNB Bank Panama, S.A. filed Form 4 to disclose its acquisition of a convertible promissory note on February 17, 2003. On June 18, 2003, Federico Fuentes filed a Form 3 to disclose his initial beneficial ownership by reason of his becoming a reporting person on January 1, 2003.

Audit committee financial expert

Our Board has determined that Michael Spritzer qualifies as our “audit committee financial expert,” as that term is defined in Item 401(e) of Regulation S-B, and “independent” as that term is used in Item 7 (d) (3)(iv) of schedule 14A under the Securities Exchange Act of 1934.

Code of ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. This code of ethics is filed as Exhibit [ ] to this report.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain summary information for the years indicated concerning the compensation awarded to, earned by, or paid to (i) those persons serving as the Chief Executive Officer during the Fiscal Year 2004 and (ii) our most highly compensated executive officers other than the Chief Executive Officer who served as executive officers Fiscal Year 2004. The persons named in this table shall be collectively referred to as the Named Executive Officers.

Summary Compensation Table
					Long Term Compensation

	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Dario Echeverry	2004 2003	$264,423 $194,401	-0- -0-	-0- -0-	-0-	-0-	-0-	$14,608 (5) -0-
Chief Executive	2002	$54,000	-0-	$74,723	-0-	-0-	-0-	-0-
Officer (1)

Syed Naqvi	2004 2003	$232,692 $195,249	-0- -0-	-0- -0-	-0-	-0-	-0-	-0-
Chief Financial	2002	$146,538	-0-	-0-	-0-	-0-	-0-	-0-
Officer (2)

Dilowe Barker	2004 2003	$232,692 $175,998	-0-	-0- -0-	-0-	-0-	-0-	-0-
Chief Operating Officer (3)	2002	$ 51,000	-0-	$ 65,000	-0-	-0-	-0-	-0-

Federico Fuentes	2004 2003	$232692 $27,744	-0- -0-	-0- $162,824	-0-	-0-	-0-	-0-
Chief Technology Officer (4)	2002		-0-	$140,298	-0-	-0-	-0-	-0-
________________________
  Mr. Echeverry became Chief Executive Officer effective on November 13, 2002. From April 16, 2002 until November 13, 2002, he served as Acting Chief Executive Officer and, since June 13, 2001, has also served as the Chief Executive Officer of Phone1, Inc. Other Annual Compensation for the 2002 fiscal year consists of consulting fees paid to Mr. Echeverry or his affiliate prior to his becoming our salaried employee.
  Mr. Naqvi has served as Chief Financial Officer since May 22, 2001.
  Mr. Barker became Chief Operating Officer on November 13, 2002. Since December 2001, he has also served as Vice President of Public Communications of Phone1, Inc. Other Annual Compensation for the 2002 fiscal year consists of consulting fees paid to Barker or his affiliate prior to his becoming our salaried employee.
  Mr. Fuentes became Chief Technology Officer on January 1. 2003. Other Annual Compensation for the 2002 fiscal year consists of consulting fees paid to Mr. Fuentes or his affiliate prior to his becoming our salaried employee.
  Consists of automobile allowance.
Stock Option Grants in Last Fiscal Year

The following table includes information as to the grant of options to purchase shares of common stock during the Fiscal Year 2004 to each person who was granted options and who is a Named Executive Officer.

Individual Grants

Name	Number of Securities Underlying Options SAR’s Granted	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price Base Price ($sh)	Expiration Date
Dario Echeverry	260,000	100%	$1.23	5/09/13
Syed Naqvi	200,000	100%	$1.23	5/09/13
Dilowe Barker	300,000	100%	$1.23	5/09/13
Federico Fuentes	200,000	100%	$1.23	5/09/13
_____________________________

Stock Incentive Plan

We sponsor the Amended and Restated Phone1Globalwide 2000 Stock Incentive Plan (“Stock Incentive Plan”), which has 4.0 million shares reserved for issuance. Participation in the Stock Incentive Plan is limited to our employees, consultants and directors, and those of our affiliates. The Stock Incentive Plan provides for grants of non-qualified stock options and incentive stock options to purchase shares of common stock and restricted stock. The Stock Incentive Plan provides for equitable adjustment of the number of shares subject to the Stock Incentive Plan, the number of shares of each subsequent award of stock, and the unexercised portion of the stock option award described below in the event of a change in the our capitalization due to a stock split, stock dividend re-capitalization, merger, or similar event.

In April 2002, the Board of Directors amended and restated the Stock Incentive Plan to increase the number of shares of common stock that may be subject to stock options granted to non-employee directors upon their beginning service as a director from 50,000 shares to 150,000 shares and to authorize the grant of stock options to purchase up to a maximum of 75,000 shares in any calendar year. Stock option grants made in connection with a non-employee director's beginning service shall be 50% vested and exercisable on the date of grant and the remainder of the stock option will vest and become exercisable on the first anniversary of the date of grant. Stock option grants made in calendar years other than the calendar year in which a non-employee director begins service shall vest and become exercisable as determined by the Board of Directors. The Board of Directors also amended the Stock Incentive Plan to provide for a "cashless exercise" procedure with respect to all stock options granted under the Stock Incentive Plan if the common stock is quoted on a national market or on the Over the Counter Bulletin Board.

Unless terminated earlier by the Board of Directors, the Stock Incentive Plan will terminate on October 1, 2010.

As of March 31, 2004, options to purchase 2,909,000 shares were outstanding at exercise prices ranging from $0.95 to $3.13 and 1,091,000 shares were available for issuance under the Stock Incentive Plan.

Option Exercises and Year End Values

The following table includes information as to the exercise of options to purchase shares of common stock during the Fiscal Year 2004 by each of our executive officers and the unexercised options held as of the end of the Fiscal Year 2004.

Name	Shares Acquired On Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End Exerciseable/Unexerciseable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exerciseable/Unexerciseable
Dario Echeverry	-0-	-0-	500,000 / -0-	$176,000 / -0-
Syed A. Naqvi	-0-	-0-	400,000 / -0-	$ 58,000 / -0-
Dilowe Barker	-0-	-0-	400,000 / -0-	$104,000/ -0-
Federico Fuentes	-0-	-0-	400,000 / -0-	$ 92,000 / -0-

During the fiscal year March 31, 2004, options to purchase an aggregate of 960,000 shares of common stock were granted to the Named Executive Officers.

Compensation of Directors

Under the Stock Incentive Plan, each non-employee director may receive an option to purchase up to a maximum of 150,000 shares of common stock as of the date the non-employee director begins serving in that capacity. Additionally, each non-employee director may also receive an option to purchase up to a maximum of an additional 75,000 shares of common stock in a calendar year. The exercise price for each option is the fair market value of the common stock at the time of grant. During the Fiscal Year 2004, each of our three non-employee directors was awarded an option to purchase 50,000 shares of common stock.

Employment Agreements

We have entered into executive employment agreements with Dario Echeverry, our Chief Executive Officer, Syed Naqvi, our Chief Financial Officer, Dilowe Barker, our Chief Operating Officer and Federico Fuentes, our Chief Technical Officer. Mr. Echeverry receives a base salary of $250,000 per year and Messrs. Naqvi, Barker and Fuentes each receives a base salary of $220,000 per year. The agreements with Messrs. Echeverry and Naqvi are for three year initial terms, terminating April 1, 2005. The agreement with Mr. Barker is for a three year initial term ending December 31, 2005. The agreement with Mr. Fuentes is for an initial term of two years ending December 31, 2004. The agreements provide that the executives are entitled to bonuses to the extent determined by our Board of Directors, and to participate in employee benefit programs, including our stock option plan.

Each agreement provides for automatic one year renewal terms, unless a party provides notice of termination at least 90 days prior to the end of the initial or any renewal term. Each agreement contains usual and customary grounds for termination by us, and may be terminated by the executive for good reason. In the event we terminate the agreement without cause, the executive terminates the agreement for good reason, or in the event we experience a change in control (as defined in the agreement), we must pay the executive a lump sum in an amount of up to two years’ salary at his then current rate. Each agreement also contains confidentiality provisions, designed to protect confidential information imparted to the executive during the course of his employment. The executive also assigns all of his rights to inventions created by the executive during the course of his employment. Each agreement also contains a one-year restrictive covenant following termination of the agreement, restricting the executive from competing against us or soliciting our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 15, 2004, the shares of common stock owned beneficially by (i) each of our Executive officers, (ii) each of our current Directors, (iii) all Executive Officers and Directors as a group, (iv) each person known by us to be the beneficial owner of more than five percent of our common stock. Beneficial Ownership is a technical term broadly defined by the Securities and Exchange Commission to mean more than ownership in the usual sense. For example, you beneficially own common stock not only if you hold it directly, but also if you hold indirectly (though a relationship, a position as a director or trustee, or a contract or understanding), have (or share the power to vote the stock, or sell it) the right to acquire it within 60 days. Except as disclosed in the footnotes below, each of the Executive Officers, Directors and Nominees for Directors lis ted have sole voting and investment power over his or its shares. As of June 15, 2004, there were 144,778,423 shares of common stock issued and outstanding and approximately 55 holders of record.

Name of Beneficial Owner	Title	Amount of Shares		Percent of Class
Louis Giordano	Chairman of the Board of Directors and Director	235,000	(1)	*

Dario Echeverry	President, Chief Executive Officer and Director	500,000	(2)	*

Michael Spritzer	Director	251,000	(1)	*

Frederic Z. Haller	Director(3)	285,000	(1)	*

Syed Naqvi	Chief Financial Officer	400,000	(2)	*

Dilowe Barker	Chief Operating Officer	441,000	(4)	*

Federico Fuentes	Chief Technology Officer	400,000	(2)	*

Officers and Directors as a group (7 persons)		2,512,000	(1)(2)(4)	1.7%

Hispanic Telecommunication
Holding S.A. (5)		99,414,661		68.7%

Premium Quality Fund (6)		17,394,775		12.0%

Whitmer Ltd. (7)		9,576,000		6.61%

*  Less than 1%.

  Includes options to purchase 225,000 shares of common stock.
  Consists entirely of options to purchase shares of common stock.
  Mr Haller resigned on June 27, 2004
  Includes options to purchase 400,000 shares of common stock. 41,000 shares are owned of record by the spouse of Mr. Barker. Mr. Barker disclaims beneficial ownership of the shares owned by his spouse.
  Their address is 9 Rue Schiller, Luxembourg, L-251 Luxembourg.
  Their address is c/o Maples & Calder, P.O. Box 309, Grand Cayman, Cayman Islands, British West Indies. Information has been obtained from Schedule 13D/A filed by Premium Quality Fund on December 6, 2002 and Form 4 filed June 17, 2003.
  Their address is c/o Aleman, Cordero, Galindo & Lee Trust (Panama) S.A., 2nd Floor, Swiss Bank Building, East 53rd Street, Marbella, P.O. Box 6-1040, El Dorado, Panama City, Panama. Information has been obtained from Schedule 13D filed May 15, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since June 2001, we have purchased branded handsets and certain equipment from TU, LLC a privately-held company based in Ohio. In March 2001, Dilowe Barker, then an employee of TU began providing consulting services to Phone1. Thereafter, Mr. Barker became a full-time employee of Phone1 and, now serves as our Chief Operating Officer. The spouse of Mr. Barker is a vice-president of TU and owns less than 5% of the outstanding equity in TU. For the Fiscal Year 2004 and Fiscal Year 2004, we paid $1.3 and $1.2, respectively, for product purchased from TU.

On July 15, 2002, we entered into an agreement with EMIDA Technologies, Inc. for $775,000. Under the agreement EMIDA will provide services to coordinate the integration of certain export application software, data warehouse system telecommunication mapping software and EMIDA’s Telco Operating Support Portal to us. Louis Giordano, our Chairman of the Board, served as Executive Vice President and a director of EMIDA from October 2002 until March 2003. For each of the years ended March 31, 2004 and 2003, we paid EMIDA $393,800 and $290,700, respectively, under the agreement.

Michael Spritzer, a member of our Board is also the Chairman of the Board of Eagle National Bank of Miami, a financial institution the Company does business with. As of March 31, 2004, the Company has $370,268 of cash with Eagle National Bank of Miami. See “Item 6. Managements Discussion and Analysis or Plan of Operations. Indebtedness. Financial debt.”

MLG Solutions Inc ("MLG"), a company controlled by Louis Giordano, Chairman of our Board, provided consultation services to an affiliate of Eagle National Bank of Miami during the last four months of Fiscal Year 2004 and was compensated at market rate for those services.

During Fiscal Year 2004 and Fiscal Year 2003, we paid $263,000 and $318,000, respectively to LF Marketing for services rendered in connection with our street marketing campaign. As independent contractor, LF Marketing was responsible for the payment of costs and expenses associated with their services. LF Marketing is owned by the brother and sister-in-law of one of our non-executive officer.

During Fiscal Year 2004 and Fiscal Year 2003, we paid $108,000 and $622,000 respectively, to Consad Corp. for billing and consulting services. Consad Corp. is a minority owner of MTG, our joint venture partner in  Phone1Smart. Our Chief Executive Officer is a former director of Consad Corp.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

2.1.2	Stock Purchase Agreement between Win-Gate Equity Group, Inc.and the Shareholders of Globaltron Communications Corporationdated January 21, 2000. (1)

2.2.1	Certificate of Merger between Phone1Globalwide, Inc.,a Florida corporation and Phone1Globalwide Inc., a Delawarecorporation. (8)

2.2.2	Articles of Merger between Phone1Globalwide, Inc., a Florida corporation and Phone1Globalwide Inc., a Delaware corporation. (8)

2.3	Plan and Agreement of Merger between Phone1Globalwide, Inc., a Florida corporation and Phone1Globalwide Inc., a Delaware corporation. (8)

3.1.1	Articles of Incorporation of Win-Gate Equity Group, Inc. (2)

3.1.2	Articles of Amendment to the Articles of Incorporation. (5)

3.1.3	Certificate of Designation for the Series A 8% Convertible Preferred Stock. (9)

3.1.4	Certificate of Incorporation of Phone1Globalwide, Inc. (8)

3.2.1	By-Laws of Win-Gate Equity Group, Inc. (2)

3.2.2	Bylaws of Phone1Globalwide, Inc. (8)

4.1	Specimen common stock Certificate. (2)

10.1.1	Win-Gate Equity Group, Inc. 1996 Stock Option Plan. (2)

10.1.2	Globaltron Corporation’s 2000 Stock Incentive Plan. (4)*

10.1.3	Amendment Number One to Globaltron Corporation 2000 Stock Incentive Plan. (7)*

10.1.4	Amended and Restated Phone1Globalwide, Inc. 2000 Stock Incentive Plan. (12)*

10.1.5	Amendment to Phone1Globalwide, Inc. 2000 Stock Incentive Plan. (12)*

10.1.6	Schedule A to the Minutes of the Board of Directors. (12)*

10.2	Pledge and Security Agreement dated May 15, 2001 between Globaltron Corporation and the shareholders of Phone1, Inc. (6)

10.3	Loan Agreement dated October 31, 2001 among Phone1, Inc., Phone1Globalwide Inc. and GNB Bank (Panama) S.A. (8)

10.4	Service and License Agreement dated April 4, 2002 by and between Globaltron Communications Corporation and Verestar, Inc. (12)

10.5	Equipment Vendor Settlement Agreement between Globaltron Communications Corporation and New Skies Satellites N.V. (12)

10.6	Limited liability Company Agreement dated November 16, 2001 of Phone1 Smart LLC between Phone1 Inc. and MTG Interconnection LC. (10)

10.7	Overdraft Loan Facility dated March 27, 2002 between GNB Bank (Panama) S.A. and Phone1, Inc., together with promissory note in the amount of $2,000,000. (12)

10.8	Amendment to Overdraft Loan Facility dated April 29, 2002 between GNB Bank (Panama) S.A. and Phone1, Inc., together with promissory note in the amount of $1,200,000. (12)

10.9	Amendment to Overdraft Loan Facility dated May 30, 2002 between GNB Bank (Panama) S.A. and Phone1, Inc., together with promissory note in the amount of $380,000. (12)

10.10	Amendment to Overdraft Loan Facility dated June 20, 2002 between GNB Bank (Panama) S.A. and Phone1, Inc., together with promissory notes in the amounts of $400,000 and $600,000. (12)

10.11	License Agreement dated June 21, 2002 between QuorTech and Phone1. (12)

10.12	Promissory Note dated May 8, 2001 in the amount of $1,250,000. (12)

10.13	Promissory Note dated June 6, 2001 in the amount of $1,200,000. (12)

10.14	Promissory Note dated July 16, 2001 in the amount of $2,000,000 (12)

10.15	Loan agreement dated September 28, 2001 by and between Phone1, Inc. and Eagle National Bank of Miami. (12)

10.16	Intentionally omitted.

10.17	Loan Agreement dated March 29, 2002 by and between Phone1, Inc. and Eagle National Bank of Miami. (12)

10.18	Loan agreement dated April 29, 2002 by and between Phone1, Inc. and Eagle National Bank of Miami. (12)

10.19	Loan Agreement dated May 30, 2002 by and between Phone1, Inc. and Eagle National Bank of Miami. (12)

10.20	Amendment to Overdraft Loan Facility dated as of July 8, 2002 by and between Phone1, Inc. and GNB Bank (Panama) S.A., increasing the Overdraft Facility to $6,000,000. (3)(11)

10.21	Amendment to Overdraft Loan Facility dated as of July 16, 2002 by and between Phone1, Inc. and GNB Bank (Panama) S.A., increasing an Overdraft Facility to $9,000,000. (3)(11)

10.22	Agreement dated as of July 28, 2002 by and between Phone1, Inc. and Telesector Resource Group, Inc. for 1+ International Sent Paid Service. (3)(11)

10.23	Reseller Agreement dated as of January 14, 2002, as amended June 25, 2002, by and between Phone1, Inc. and Sprint. (3)(11)

10.24	Phone1 Independent Agent Agreement dated as of July 1, 2002, by and between Phone1, Inc. and Qwest Interpsie America. (3)(11)

10.25	Exclusive Reseller Agreement dated July 24, 2001 by and between Protel, Inc. and Phone1, Inc. (3)(11)

10.26	Loan Agreement dated September 30, 2002, among Phone1, Inc., Phone1Globalwide, Inc., Globaltron Communications Corporation and GNB Bank Panama S.A. (13)

10.27	Security Agreement dated September 30, 2002, among Phone1, Inc., Phone1Globalwide, Inc., Globaltron Communications Corporation and GNB Bank Panama S.A. (13)

10.28	Promissory Note dated September 30, 2002, in the original principal amount of $20 million issued to GNB Bank Panama, S.A. (13)

10.29	Agreement dated October 15, 2002 between Phone1, Inc. and Via One Telecommunications, Inc. (14)

10.30	Loan Agreement dated November 26, 2002, among Phone1, Inc., Phone1Globalwide, Inc., Globaltron Communications Corporation and GNB Bank Panama S.A. (15)

10.31	Security Agreement dated November 26, 2002, among Phone1, Inc., Phone1Globalwide, Inc., Globaltron Communications Corporation and GNB Bank Panama S.A. (15)

10.32	Promissory Note in the original principal amount of $5 million issued to GNB Bank Panama, S.A. (15)

10.33	Letter dated November 27, 2002, from GNB Bank Panama S.A. notifying Phone1, Inc. that it is not accelerating the maturity date of the $20 Million Loan. (15)

10.34	Sent Paid Services Agreement From SBC Payphones dated December 10, 2002, among Phone1, Inc. and SBC Services, Inc. (11)(16)

10.35	Conversion Notice dated December 19, 2002 by GNB Bank Panama S.A. to Phone1, Inc., Phone1Globalwide, Inc. and Globaltron Communications Corporation. (17)

10.36
Promissory Note in the principal amount of $10 million issued to GNB Bank Panama S.A. which replaces the original Promissory Note issued to GNB Bank Panama S.A. pursuant to the Loan Agreement dated September 30, 2002 among Phone1, Inc., Phone1Globalwide, Inc., Globaltron Communications Corporation and GNB Bank Panama S.A. (17)

10.37	Employment Agreement dated November 21, 2002, between Phone1Globalwide, Inc. and Syed Naqvi, as amended effective January 1, 2003. (18)*

10.38	Employment Agreement dated December 4, 2002, between Phone1Globalwide, Inc. and Dario Echeverry, as amended effective January 1, 2003. (18)*

10.39	Employment Agreement dated March 17, 2003, between Phone1Globalwide, Inc. and Dilowe Barker. (21) *

10.40	Employment Agreement dated as of January 1, 2003, between Phone1Globalwide, Inc. and Federico Fuentes. (21) *

10.41	Consulting Agreement dated March 10, 2003 between Phone1Globalwide, Inc. and Stockholder Associates Corporation. (21)

10.42	Software License Agreement dated February 13, 2003 between PhoenixSoft, Inc. and Phone1, Inc. (21)

10.43	Support Agreement dated February 13, 2003 between PhoenixSoft, Inc. and Phone1, Inc. (21)

10.44	Amendment No. One dated April 1, 2003 to Sent Paid Services Agreement From SBC Payphones dated December 10, 2002, among Phone1, Inc. and SBC Services, Inc. (11)(19)

10.45	Loan Agreement dated February 17, 2003, among Phone1, Inc., Phone1Globalwide, Inc., Globaltron Communications Corporation and GNB Bank Panama S.A. (20)

10.46	Security Agreement dated February 17, 2003, among Phone1, Inc., Phone1Globalwide, Inc., Globaltron Communications Corporation and GNB Bank Panama S.A. (20)

10.47	Promissory Note in the original principal amount of $5 million issued to GNB Bank Panama S.A. (20)

10.48	Confirmation dated February 17, 2003, that GNB Bank is exercising its option under the September 30, 2002 Loan Agreement to loan Phone1, Inc. $5 million. (20)

10.49	Letter dated March 10, 2003, from GNB Bank Panama S.A. notifying Phone1, Inc. that it is not accelerating the maturity date of the November 26, 2002 $5 Million Loan. (21)

10.50	Letter dated April 30, 2003, from GNB Bank Panama S.A. notifying Phone1, Inc. that it is extending the date to which it may accelerate the maturity date of the February 17, 2003 $5 Million Loan. (21)

10.51	Letter dated May 11, 2003, from GNB Bank Panama S.A. extending the date by which we are required to file a registration statement. (21)

10.52	Letter dated February 20, 2003, between Phone1, Inc. and Via One Technologies, Inc., terminating Agreement dated October 15, 2002. (21)

10.53	Consulting Agreement dated April 15, 2002 between Phone1, Inc. and APC Development Inc. and Weaver Jordan. (21)

39

10.54
Letter dated July 16, 2003, from GNB Bank Panama S.A. notifying Phone1, Inc. that it is extending to August 31, 2003 the date to which it may accelerate the maturity date of the February 17, 2003$5 Million Loan. (22)

10.55	Letter dated July 16, 2003, from GNB Bank Panama S.A. extending to August 31, 2003 the date by which we are required to file a registration statement. (22)

10.56	Regulation S Subscription Agreement, dated September 30, 2003, by and between the Registrant and Hispanic Telecommunications Holding, S.A.(23)

10.57
Conversion Notice sent by Hispanic Telecommunications Holding, S.A. to Phone1Globalwide, Inc., Phone1, Inc. and Globaltron Communications Corporation relating to the note issued on September 30, 2002, as amended on December 20, 2002. (23)

10.58
Conversion Notice sent by Hispanic Telecommunications Holding, S.A. to Phone1Globalwide, Inc., Phone1, Inc. and Globaltron Communications Corporation relating to the note issued on November 26, 2002. (23)

10.59
Conversion Notice sent by Hispanic Telecommunications Holding, S.A. to Phone1Globalwide, Inc., Phone1, Inc. and Globaltron Communications Corporation relating to the note issued on February 17, 2003. (23)

10.60	Letter from GNB Bank Panama S.A. extending to November 30, 2003 the date by which we are required to file a registration statement.(23)

10.61	Overdraft Loan Facility dated December 26, 2003 between GNB bank (Panama) S.A. and Phone1, Inc., together with promissory note in the amount of $3,000,000.**

10.62	Employment Agreement dated __, 2004, betwen Phone1 Globalwide, Inc. and Louis Giordano.**

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32	CEO and CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Management Contract or Compensatory Plan.
** Filed herewith.

(1) Filed as an exhibit to our Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission on January 31, 2000.

(2) Filed as an exhibit to our Registration Statement on Form SB-2 (File No. 333- 5188-A), as filed with and declared effective by the Commission on October 10, 1997.

(3) Filed as an exhibit to our Quarterly Report on Form 10-QSB (File No. 333- 5188-A), as filed with the Commission on August 14, 2002.

(4) Filed as an exhibit to our Definitive Information Statement on Form 14C (File No. 333-05188-A), as filed with the Securities and Exchange Commission on October 16, 2000.

(5) Filed as an exhibit to our Quarterly Report on Form 10-QSB (File No. 333-05188-A), as filed with the Securities and Exchange Commission on February 20, 2001.

(6) Filed as an exhibit to our Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission on May 15, 2001, as amended on May 22, 2001.

(7) Filed as an exhibit to our Current Report on Form 8-K (File No. 333-05188-A).

(8) Filed as an exhibit to our Quarterly Report on Form 10-QSB (File No. 333-05188-A), as filed with the Securities and Exchange Commission on November 14, 2001.

(9) Filed as an exhibit to our Annual Report on Form 10-KSB (File No. 333-05188-A), as filed with the Securities and Exchange Commission on June 29, 200l.

(10) Filed as an exhibit to our Quarterly Report on Form 10-QSB (File No. 333-05188-A), as filed with the Securities and Exchange Commission on February 13, 2002.

(11) Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

(12) Filed as an exhibit to our Annual Report on Form 10-KSB (File No. 333-05188-A) as filed with the Securities and Exchange Commission on July 1, 2002.

(13) Filed as an exhibit to our Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission on October 11, 2002.

(14) Filed as an exhibit to our Quarterly Report on Form 10-QSB (File No. 333-05188-A), as filed with the Securities and Exchange Commission on October 11, 2002.

(15) Filed as an exhibit to our Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission filed on December 11, 2002.

(16) Filed as an exhibit to our Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission filed on December 17, 2002.

(17) Filed as an exhibit to our Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission filed on December 24, 2002.

(18) Filed as an exhibit to our Quarterly Report on Form 10-QSB (File No. 333-05188-A), as filed with the Securities and Exchange Commission on February 12, 2003.

(19) Filed as an exhibit to our Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission filed on April 15, 2003.

(20) Filed as an exhibit to our Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission filed on March 3, 2003.

(21) Filed as an exhibit to our Quarterly Report on Form 10-KSB (File No. 333-05188-A), as filed with the Securities and Exchange Commission on June 30, 2003.

(22) Filed as an exhibit to our Quarterly Report on Form 10-QSB (File No. 333-05188-A), as filed with the Securities and Exchange Commission on August 14, 2003.

(23) Filed as an exhibit to our Current Report on Form 8-K (File No. 333-05188-A), as filed with the Securities and Exchange Commission filed on October 14, 2003.

(b) Reports on Form 8-K.

(i) On October 14, 2003, we filed a Current Report on Form 8-K to report the change in control pursuant to which Hispanic Telecommunications Holding S.A., a Luxembourg company, became our major shareholder, holding approximately 70% of our outstanding common stock as of September 30, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Grant Thornton LLP

The following table shows the fees that we paid for the audit and other services provided by Grant Thornton LLP for Fiscal Years 2004 and Fiscal Year 2003.

	Fiscal Year 2004	Fiscal Year 2003

Audit Fees	$128,546	$137,281
Audit-Related Fees	8,549	22,935
Tax Fees	100,564	59,095
All Other Fees	-0-	-0-

Total	$237,659	$219,311

Audit Fees

This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees

This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees

This category consists of professional services rendered by Grant Thornton LLP for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees

This category consists of fees for other miscellaneous items.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHONE1GLOBALWIDE, INC.

By:	/s/ Dario Echeverry
Dario Echeverry, President, Chief
(Principal) Executive Officer

/s/ Louis Giordano Louis Giordano	Chairman of the Board	June 29, 2004

/s/ Dario Echeverry Dario Echeverry	President, Chief (Principal) Executive Officer and Director	June 29, 2004

/s/ Syed Naqvi Syed Naqvi	Chief (Principal) Financial Officer	June 29, 2004

/s/ Dilowe Barker Dilowe Barker	Chief Operating Officer	June 29, 2004

/s/ Federico Fuentes Federico Fuentes	Chief Technology Officer	June 29, 2004

/s/ Michael Spritzer Michael Spritzer	Director	June 29, 2004

