Form 10KSB/A
period 2004-03-31
PHONE1GLOBALWIDE INC
filed 2004-07-01
CIK 1017837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB/A
Amendment No. 1
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

EXPLANATORY NOTE

Phone1Globalwide, Inc. is filing this Amendment No. 1 on Form 10-KSB/A to our Annual Report on Form 10-KSB, initially filed with the Securities and Exchange Commission on June 29, 2004, solely for the purpose of including Exhibit 32 “CEO and CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002” listed in Item 13, which due to a clerical error was not included with the originally filed Form 10-KSB

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K
(a) Exhibits

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

10.60	Letter from GNB Bank Panama S.A. extending to November 30, 2003 the date by which we are required to file a registration statement.(23)

10.61	Overdraft Loan Facility dated December 26, 2003 between GNB bank (Panama) S.A. and Phone1, Inc., together with promissory note in the amount of $3,000,000.**

10.62	Employment Agreement dated april 30, 2004, betwen Phone1 Globalwide, Inc. and Louis Giordano.**

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32	CEO and CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

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

PHONE1GLOBALWIDE, INC.

By:	/s/ Dario Echeverry
Dario Echeverry, President, Chief
(Principal) Executive Officer

/s/ Louis Giordano Louis Giordano	Chairman of the Board	June 30, 2004

/s/ Dario Echeverry Dario Echeverry	President, Chief (Principal) Executive Officer and Director	June 30, 2004

/s/ Syed Naqvi Syed Naqvi	Chief (Principal) Financial Officer	June 30, 2004

/s/ Dilowe Barker Dilowe Barker	Chief Operating Officer	June 30, 2004

/s/ Federico Fuentes Federico Fuentes	Chief Technology Officer	June 30, 2004

/s/ Michael Spritzer Michael Spritzer	Director	June 30, 2004

Exhibit Index

10.62	Employment Agreement dated April 30, 2004, between Phone1 Globalwide, Inc. and Louis Giordano.**
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32	CEO and CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**