Form 10QSB
period 2004-06-30
PHONE1GLOBALWIDE INC
filed 2004-08-13
CIK 1017837

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's class of common equity, as of August 11, 2004: 144,778,423

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                     PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets as of June 30, 2004 (unaudited) and March 31, 2004                  3

         Unaudited Consolidated Statements of Operations for the three Months
         Ended June 30, 2004 and 2003                                                                    4

         Unaudited Consolidated Statement of Cash Flows for the three months Ended
         June 30, 2004 and 2003                                                                          5

         Notes to Consolidated Financial Statements                                                      6

Item 2.  Mangement's Discussion and Analysis                                                             12

Item 3.  Controls and Procedures                                                                         19

PART II   -   OTHER INFORMATION

Item 1.  Legal Proceedings                                                                               20

Item 2.  Changes in Securities and Use of Proceeds                                                       20

Item 3.  Default Upon Senior Securities                                                                  20

Item 4.  Submission of Matters to a Vote of Security Holders                                             20

Item 5.  Other Information                                                                               21

Item 6.  Exhibits and Reports on Form 8-K                                                                21

SIGNATURES                                                                                               28

EXHIBIT INDEX                                                                                            29

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

             June 30, 2004 (UNAUDITED) AND MARCH 31, 2004 (AUDITED)

                                                                                  JUNE 30, 2004    MARCH 31, 2004
                            ASSETS
Current assets
  Cash                                                                             $   2,657,777    $     389,066
Accounts receivable, less allowance for doubtful
     accounts of $166,200 and $293,801 at June 30,
     2004 and March 31, 2004, respectively                                               961,023          993,948
  Note receivable                                                                           --            647,839
  Prepaid expenses and other current assets                                              971,454          577,907
                                                                                   -------------    -------------
        Total current assets                                                       $   4,590,254    $   2,608,760

Property and equipment, net                                                            9,629,863        9,658,638
Deposits and other                                                                       477,966        1,130,592
Intangible Assets                                                                      1,328,559        1,328,559
                                                                                   -------------    -------------
        Total assets                                                               $  16,026,642    $  14,726,549
                                                                                   =============    =============
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                                       763,965        1,428,838
  Accrued expenses and other current liabilities                                       2,519,658        2,491,454
                                                                                   -------------    -------------
        Total current liabilities                                                  $   3,283,623    $   3,920,292

Stockholders' equity
  Series A 8% Convertible Preferred stock, par value of $.001, 10,000,000 shares authorized; -0- issued and outstanding as of June 30, 2004 and
     March 31, 2004, respectively                                                             --               --
  Common stock, par value of $.001, 200,000,000 shares
     authorized; 144,778,423 and 141,206,995 shares issued
     and outstanding as of June 30, 2004 and March 31, 2004,
     respectively                                                                        144,778          141,207
  Additional paid-in capital                                                         138,016,275      133,019,846
  Accumulated deficit                                                               (125,418,034)    (122,354,796)
                                                                                   -------------    -------------
  Total stockholders' equity                                                       $  12,743,019    $  10,806,257
                                                                                   -------------    -------------
  Total liabilities and stockholders' equity                                       $  16,026,642    $  14,726,549
                                                                                   =============    =============

                     PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                              JUNE 30, 2004    JUNE 30, 2003
Revenue                                       $   3,946,600    $   3,015,091
Expenses
  Cost of sales                                   3,281,398        3,097,758
  General and administrative                      1,983,914        1,972,465
  Marketing and promotion                           265,475          559,907
  Depreciation                                    1,374,051          889,837
  Settlement of service agreement                      --            143,133
                                              -------------    -------------
       Operating loss                         $  (2,958,238)   $  (3,648,009)
Other expense
  Other expense                                    (105,000)            --
  Interest expense, net                                --         (1,512,944)
                                              -------------    -------------
Loss before provision for income tax          $  (3,063,238)   $  (5,160,953)
Income tax benefit                                     --               --
                                              -------------    -------------
Net Loss
                                              $  (3,063,238)   $  (5,160,953)
                                              =============    =============
Basic earnings (loss) per common share                (0.02)           (0.07)

Diluted earnings (loss) per common share              (0.02)           (0.07)

Average shares of common stock outstanding:
 Basic                                          142,659,114       69,042,068

Diluted                                         142,659,114       69,042,068

The accompanying notes are an integral part of these statements.

                     PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                                  JUNE 30, 2004   JUNE 30, 2003
Cash flows from operating activities:
  Net Loss                                                                         $(3,063,238)   $(5,160,953)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization                                                   1,374,051        889,838
     Provision for bad debts                                                            24,000         18,000
     Convertible loan discount amortization                                               --        1,181,531
     Settlement of service agreement                                                                  143,133
  Changes in assets and liabilities
     Decrease in accounts receivable                                                     8,925        117,832
     Decrease/(increase) in deposits and other assets                                  652,116        (24,698)
     Increase in prepaid expenses and other current assets                            (393,547)      (706,434)
     Decrease in accounts payable                                                     (664,873)      (663,804)
     Increase in accrued expenses and                                                   28,204        269,581
        other liabilities
     Increase in bank overdraft                                                           --           41,040
                                                                                   -----------    -----------
                 Net cash used in operating activities                             $(2,034,362)   $(3,894,934)
Cash flows from investing activities:
  Acquisitions of property and equipment                                            (1,344,766)    (2,403,608)
  Proceeds from notes receivable                                                       647,839           --
                                                                                   -----------    -----------
                 Net cash used in investing activities                             $  (696,927)   $(2,403,608)
Cash flows from financing activities:
  Proceeds from the sale of common stock                                             5,000,000           --
  Proceeds from line of credit                                                            --        1,500,000
  Proceeds from overdraft facility - GNB Bank                                        1,279,000      3,693,872
  Payments on overdraft facilty - GNB Bank                                          (1,279,000)          --
                                                                                   -----------    -----------
                 Net cash provided by financing activities                         $ 5,000,000    $ 5,193,872
                                                                                   -----------    -----------
Net increase/(decrease) in cash                                                      2,268,711     (1,104,670)
Cash at beginning of year                                                              389,066      1,205,284
                                                                                   -----------    -----------
Cash at end of year                                                                $ 2,657,777    $   100,614
                                                                                   ===========    ===========
Supplemental disclosure of cash flow information: Cash paid during the year for:
     Taxes                                                                         $      --      $      --
                                                                                   ===========    ===========
     Interest                                                                      $      --      $   330,972
                                                                                   ===========    ===========

Non-cash investing and financing activity:

For the three months ended June 30, 2004 there were no non-cash transactions:

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

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Generally accepted accounting standards also require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclose contingent assets and liabilities at the date of the financial statements. Significant estimates include those made for the allowance for uncollectible accounts, valuation of intangibles and contingencies. Actual results could differ from those estimates. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

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

We are a US based telecommunications company. We currently have two main switch facilities, one located in New York, NY and the other in Miami, Florida. Our current primary telecommunications offerings are coin sent services from public payphones and wholesale carrier services. The Company maintains operating agreements that deliver services in many countries throughout the world using third-party networks.

NOTE C- LOANS PAYABLE

GNB BANK LOANS

Since February 2000, we have entered into a series of financings and re-financings with GNB Bank Panama S.A. ("GNB Bank").

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

Following the above described transactions, GNB Bank no longer owned any shares of the Company and prior to the transaction described below ceased to be a related party. HTH became the major shareholder of the Company. HTH currently owns 99,414,661 shares of the Company common stock, representing approximately 70% of our outstanding common stock. GNB no longer was a related party to the Company prior to the December 26, 2003 overdraft facility due to GNB sale of the Company stock and officer and director changes at GNB.

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

During the quarter ended June 30, 2004 the Company borrowed $1,279,000 on an overdraft facility with GNB Bank. On May 26, 2004 the outstanding balance under this facility was paid with the proceeds from the sale of shares of the Company's common stock.

NOTE D - LOANS FROM OTHER FINANCIAL INSTITUTIONS

During the quarter ended June 30, 2003, the Company borrowed $1.5 million from another financial institution under a loan agreement. As of September 30, 2003 the loan described above was paid.

A director of the Company is also a director of the financial institution.

NOTE E - SETTLEMENT OF SERVICE AGREEMENT

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

Effective August 5, 2003, the Company entered into an agreement to settle the lawsuit with the vendor. Under the settlement agreement, the Company agreed to pay the vendor $365,000, of which, $250,000 was paid on August 19, 2003, $57,500 was paid on October 27, 2003 and the balance of $57,500 was paid on February 3, 2004, together with interest at the rate of 10% per annum commencing on August 5, 2003. As a result of this settlement, the Company recorded a $143,000 charge in the quarter ended June 30, 2003.

Phone1Globalwide, Inc. v. Chalom Arik Meimoun and Next Telecommunication, Inc. a/k/a Next Communication, Inc.: On March 15, 2004, the Company filed suit against Meimoun and Next in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, seeking damages for breaches of two loan agreements and related promissory notes and indemnification agreements, fraud in the inducement regarding those same documents, and unjust enrichment. Contemporaneous with filing its complaint, the Company also sought prejudgment writs of garnishment of certain funds held by two different banks for Meimoun and Next. The Company sought damages in excess of $1,000,000, which sum is comprised of (1) a refund of loans made to Meimoun and Next; (2) accrued interest, and (3) legal fees and costs. Before Meimoun and Next answered the Company's complaint, the parties amicably settled the matter on or about April 21, 2004 for the receipt of $960,000 and approximately $155,000 for services received by the Company from Next. As of March 31, 2004, the Company had a note receivable balance of approximately $648,000. During the quarter end June 30, 2004 the note was paid.

NOTE F - COMMITMENTS AND CONTINGENCIES

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

During the year ended March 31, 2003, the Company executed employment agreements with Dario Echeverry as Chief Executive Officer, Syed Naqvi as Chief Financial Officer, Dilowe Barker as Chief Operating Officer and Federico Fuentes as Chief Technical Officer. The expiration dates of the agreements are March 31, 2005 as to Messrs. Echeverry and Naqvi, December 31, 2005 as to Mr. Barker and December 31, 2004 as to Mr. Fuentes. The agreement with Mr. Echeverry provides for an annual base salary of $250,000, while the agreements with Messrs, Naqvi, Barker and Fuentes provide for annual base salaries of $220,000 each. The employment agreements also provide that in the event of the Company's material breach or termination of the executive's employment during the term of the agreement, without cause, in the event of a change of control (as defined in the agreements) or by the executive, with good cause (as defined in the agreements), the executive shall be entitled to receive as severance pay a lump sum of up to two year's salary. The executives are entitled to bonuses, to the extent determined by the Board of Directors, and to participate in the Company's stock option and other compensatory and benefit plans established for the benefit of employees. The executives have also assigned to the Company all of their rights to inventions created by them during the course of their employment, and the agreements contain one-year restrictive covenants following termination of the agreement, restricting them from competing against the Company or soliciting our employees.

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

On April 30, 2004, the Company entered into an employment agreement with Lou Giordano for an annual base salary of $240,000. The expiration date of the agreement is April 30, 2005. The employment agreement also provide that in the event of the Company's material breach or termination of the executive's employment during the term of the agreement, without cause, in the event of a change of control (as defined in the agreements) or by the executive, with good cause (as defined in the agreements), the executive shall be entitled to receive as severance pay a lump sum of up to two year's salary. The executive is entitled to a bonus, to the extent determined by the Board of Directors, and to participate in the Company's stock option and other compensatory and benefit plans established for the benefit of employees. The executive has also assigned to the Company all of rights to inventions created by him during the course of his employment, and the agreements contain one-year restrictive covenants following termination of the agreement, restricting him from competing against the Company or soliciting our employees.

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

NOTE G - RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE H - RELATED PARTY

Since June 2001, the Company has purchased branded handsets and certain equipment from TU, LLC a privately held company based in Ohio. In June 2001, an employee of TU began providing consulting services to Phone1. Thereafter, the consultant became a full-time employee of Phone1 and, now serves as an executive officer of Phone1. The spouse of the executive officer is a vice-president of TU and owns less than 5% of the outstanding equity in TU. For the three months ended June 30, 2004 and 2003, the Company paid $14,530, and $544,179 respectively, for product purchased from TU.

On July 15, 2002, the Company entered into an agreement with EMIDA Technologies, Inc. for $ 775,000. Under the agreement EMIDA will provide services to coordinate the integration of the new CDR export application software, data warehouse system telecommunication mapping software and EMIDA's Telco Operating Support Portal to the Company. The Chairman of the Board of the Company is also a former director and executive vice president of EMIDA. For the three months ended June 30, 2004 and 2003, the Company paid EMIDA $0 and $246,900, respectively, under the agreement.

For the three months ended June 30, 2004 and 2003, the Company paid $27,800 and $107,000 respectively, to LF Marketing for services rendered in connection with the Company's street marketing campaign. As independent contractors, LF Marketing was responsible for the payment of costs and expenses associated with their services. LF Marketing is owned by the brother and sister-in-law of a non-executive officer of the Company.

For the three months ended June 30, 2004 and 2003, the Company paid $0 and $45,000 respectively, to Consad Corp. for billing and consulting services. Consad Corp. is a minority owner of MTG (see Note B). The Company's Chief Executive Officer is a former director of Consad Corp.

NOTE I - ACQUIRED INTANGIBLE ASSETS AND ADOPTION OF STATEMENT 142

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

Beginning April 1, 2002, the Company no longer amortizes $1.3 million of intangible assets identified as trade name and trademarks as these assets have been determined to have an indefinite life. The Company has annually completed a impairment test of all intangible assets with indefinite lives. Based on the impairment test, no impairment losses were required to be recorded.

The Company requires substantial additional capital to continue the development of its business. Because there can be no assurance that the Company will achieve profitable operations, the Company may, in the future, recognize a substantial impairment of its remaining intangible assets.

NOTE J - EQUITY TRANSACTIONS

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

                                                            Three Months Ended
                                                                 June 30,
                                                             2004         2003
                                                           ---------    -------
Net loss as reported                                       $  (3,063)   $(5,161)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects                                      --       (1,585)
                                                           ---------    -------
Pro forma net loss                                         $  (3,063)   $(6,746)
                                                           =========    =======
Basic and diluted loss per share - as reported             $    (.02)   $  (.07)
Basic and diluted loss per share - pro forma               $    (.02)   $  (.10)

There were no stock option grants made during the quarter ended June 30, 2004.

The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in the three months ended June 30, 2003: expected volatility 271%; risk-free interest rates of 4.87% and expected holding periods of 3 years.

NOTE K - ISSUANCE OF COMMON STOCKS

On May 25 2004, WINSIDE Investments (Panama) S.A. subscribed to, and purchased from the Company 3,571,428 restricted shares of its common stock for $1.40 per shares or $5,000,000.


NOTE L - CONCENTRATION

As of June 30, 2004 and 2003, $2,542,862 and $16,784 of cash, respectively, was located in GNB Bank Panama. The Company has not experienced any losses on its cash deposits.

During the quarters ended June 30, 2004 and 2003, the Company derived 48% and 25.6%, respectively, of its total revenues from one source.

NOTE M - SUBSEQUENT EVENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Financial Statements included elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

      Sections of this Form 10-QSB, including the Management's Discussion and Analysis or Plan of Operation, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities
Act), Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. This report contains forward-looking statements that address, among other things,

      o     our business and financing plans,
      o     regulatory environments in which we operate or plan to operate, and
      o trends affecting our financial condition or results of operations, the impact of competition, the start-up of certain operations, roll out of products and services and acquisition opportunities.

         Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

      o     our ability to raise capital,
      o our ability to obtain and retain distribution for our products and services,
      o     our ability to roll out products and services,
      o our ability to provide our products and services at competitive rates,
      o our ability to execute our business strategy in a very competitive environment,
      o     our degree of financial leverage,
      o risks associated with acquiring and integrating companies into our own,
      o     risks associated with rolling out products and services,
      o risks relating to rapidly developing technology and providing services over the Internet;
      o regulatory considerations and risks related to international economies,
      o risks related to market acceptance and demand for our products and services,
      o     our dependence on third party suppliers and technology developers,
      o     the impact of competitive services,
      o risks associated with economic conditions and continued weakness in the U. S. securities market and
      o     other risks referenced from time to time in our SEC filings.

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

                                      * * *

      The terms "Phone1Globalwide," the "Company," "we," "our," and "us" as used in this report refer to Phone1Globalwide and/or its subsidiaries, as the context may require.

General

      We are a US based telecommunications company. Our current primary telecommunications offerings are coin sent services from public payphones and wholesale carrier services and we have begun to develop operator assisted calling and collect call services.

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

      We have also successfully tested and begun the roll-out of operator assisted calling and collect call services in January 2003. . The service is currently in place for payphones at airports in Atlanta, Georgia, Charlotte, North Carolina, Louisville, Kentucky and Greenville, South Carolina. The service can be programmed on various payphone types and we intend to roll out the services throughout the country including 50 airports that we currently provide Phone1 services.

      We are now signing strategic alliances with local telecommunication companies (PTTs) in the countries that have immigrants in the U.S. We intend to launch in conjunction with different PTTs telecom products for the specific immigrants in the U.S., such as ETB (Colombia) and Codetel (Dominican Republic).

      We generate revenues primarily from our Phone1 services and arbitrage sales. Our revenues are derived as follows:

      o Phone1 services. Revenues from Phone1 services represented approximately 61% of our revenues for the three months ended June 30, 2004. Most of our resources are being devoted to expansion of the Phone1 business and we anticipate significant growth from this revenue source.

      o Arbitrage sales. Arbitrage sales represented approximately 33% of our revenues for the the three months ended June 30, 2004.

      o Operator assisted calling and collect call sales. We commenced the roll-out of this services on January 2003 and revenues represented approximately 6% of our total revenues during the three months ended June 30, 2004.

      o Prepaid Calling Cards. We have stopped promoting the prepaid calling card business. Accordingly, our revenues from the sale of calling cards represented a deminimus portion of our total revenues for the three months ended June 30, 2004.

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

      We intent intend to capture a large portion of the calls from payphones made by these immigrants through its local brand-awareness campaigns which include the following elements:

      o Yellow handsets co-branded with some of our telephone customers' logos such as Verizon, Sprint, and SBC Communications. The distinctive yellow handset with the bright green Phone1 logo complemented by the customer's logo calls attention to our phone services and communicates to customers immediately that a particular phone is Phone1-enabled.

      o We provide colorful point-of-sales ("POS") material at the phone site advertising Phone1 services and instruction for use in multiple languages including rate information for the end-user.

      o We develop and launch advertising on radio, newspapers and on mass transit displays (e.g., buses, subways, airports etc.) in support of the commencement of Phone1 services.

      o We stage sales assistance around new Phone1-enabled sites and help customers understand how to use the service, emphasizing the simplicity and inexpensive cost of the service.

      Strategic alliances with PTTs

      We are entering into strategic alliances with major telecommunications companies in different countries in Latin America and the Caribbean, to develop retail and commercial telecommunication services with the Phone1 brand in the United States. We expect these alliances to generate name recognition for the Phone1 name and the increase use of the Phone1 services by immigrants from Latin America and the Caribbean.

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

      Utilizing our services a customer can make a call for $.25 to $1 in coins for from one to ten minutes. There are no hidden charges or fees for the customer as is the case with many alternative payphone services such as calling cards. The Phone1 program does not require continuous high distribution costs. We seek to make use of efficient media and POS materials to create customer awareness. Payphones on which the Phone1 service is available continue to be operated and maintained by the payphone operators. The payphone owner is responsible for installation of signage and the branded bright yellow handset that is present on almost all payphones on which the Phone1 service is offered. As part of our agreement we generally provide the first yellow handset and the signage that goes on the payphones. Payphone operators are responsible for the replacement handsets. The standard Phone1 agreement permits payphone owners to collect their revenues immediately, unlike dial-around commissions relating to 800 numbers in which phone calls are processed dialing around the payphone operators presubscribed carrier and which may or may not be paid, and which typically take substantially longer to collect. We believe this puts us in a superior position compared to our competition.

      We are inter-connected with several major domestic carriers such as WilTel and Global Crossing, as well as specific international carriers that provide termination to Phone1's target market, the Latin American emigrants (countries such as Columbia, Peru, Mexico, Ecuador, Honduras and the Dominican Republic).

      Phone1 provides a high quality and competitive priced product. Unlike the hidden fees associated with the Prepaid Calling Market, Phone1 provides an inexpensive, quality product that will return all of the end users money back if the call fails to complete.

      Wholesale services

      We offer telephone traffic to United States based local and long distance (domestic and international) companies to termination points outside the United States. This business is conducted through our subsidiary GCC. Our switch facilities are capable of processing long distance calls as carrier sales or arbitrage sales. Arbitrage sales occur when we transport an international long distance call to a foreign destination where we do not maintain a facility. In these cases, we transport the call to the foreign destination based upon agreements between us and various third party telecommunications carriers. Arbitrage sales represented approximately 47.5% of our revenues for Fiscal Year 2004. We do not do carrier sales because we would need to own foreign facilities and we closed the foreign facilities we owned in the first quarter of the year ended March 31, 2003.

      Operator assisted calling and collect call services

      We have also successfully tested and begun the roll-out of operator assisted calling and collect call services in January 2003. The service is currently in place for payphones at airports in Atlanta, Georgia, Charlotte, North Carolina, Louisville, Kentucky and Greenville, South Carolina. The service can be programmed on various payphone types and we intend to roll out the services throughout the country including 50 airports that we currently provide Phone1 services. Additionally, in December 2003 we have contracted with China Network Communications Group to provide operator assisted calls for calls from payphones in China to the United States, we intend to roll out this service during the quarter ending December 31, 2004. The access will be made available from payphones located in airports throughout the China Network Communications coverage area. The calls can be made collect or can be paid for with a credit card, calling card or can be billed to third party. We also plan to promote an 800 access collect call and credit card billed call program with China Network.

      We plan to continue to market operator assisted calls and collect calls to our current base of payphone providers and through our domestic and international alliances.

      Other Services

      We are now signing strategic alliances with PTT in the countries that have immigrants in the U.S. We intend to launch in conjunction with different PTTs telecom products for the specific immigrants in the U.S., such as ETB (Colombia) and Codetel (Dominican Republic).

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

      Revenue recognition

During the quarter ended June 30, 2004 the Company derived revenues from Phone1 service, arbitrage sales, and Operator assisted calling services. During the quarter ended June 30, 2003, the Company derived revenues from Phone1 services, Arbitrage sales, Operator assisted calling services and sales of prepaid calling cards.

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

The Company applied the provisions of SFAS 142 beginning on April 1, 2002 and annually performs a transitional fair valued based impairment test. Based on the impairment test, the Company no long amortizes the remaining $1.3 million of intangible assets identified as trade name and trademarks as these assets have been determined to have an indefinite life. Based on the impairment test, no impairment losses were required to be recorded.

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

RESULTS OF OPERATIONS

THE DISCUSSION BELOW RELATES TO RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2004 COMPARED TO THE QUARTER ENDED JUNE 30, 2003

Revenues

Revenues increased by 31%, from $3 million in the quarter ended June 30, 2003 to $3.9 million in the quarter ended June 30, 2004. The increase was primarily the result of a (i) $1.28 million increase in Phone1 sales which increased as a result of enabling additional payphones and providing domestic and long distance calls through the payphones, (ii) a $153,000 increase in sales of operator assisted calling services.

These increases were partially offset by a decrease of $474,000 in arbitrage sales attributable to GCC which resulted from the decrease in sale of terminating international long distance calls and a $16,000 decrease in sales from Phone1 Smart and prepaid calling cards sales in the quarter ended June 30, 2004, mainly because the Company has ceased to actively promote the operations of Phone1 Smart and the prepaid calling card business.

Cost of Sales

Cost of sales increased by 6%, from $3.1 million in the quarter ended June 30, 2003 to $3.3 million in quarter ended June 30, 2004. The two major components of cost of sales are fixed recurring cost and variable cost.

Fixed recurring cost increased by 14%, from $197,000 in the quarter ended June 30, 2003 to $225,000 in quarter ended June 30 2004. The increase was primarily due to network cost associated with the increase network requirements for Phone1, Inc.

Variable cost increased by 5%, from $2.9 million in quarter ended June 30 2003 to $3.06 million in quarter ended June 30 2004. The increase is primarily attributable to a $621,000 increase in service commission costs paid to payphone operators and attributable to the increased traffic volumes associated with revenue growth from Phone1 sales, $127,000 increase in operator-assisted commissions which increased due to the growth in operator assisted phone calls through payphones and $98,000 due to charges for the toll-free network services that we utilize for our Phone1 services. These increases were offset by a decrease of $692,000 in arbitrage costs which decreased as a result of the decline in arbitrage sales.

Selling, general and administrative expenses

Selling, general, and administrative expenses increased by 1% from $1.97 million in quarter ended June 30 2003 to $1.98 million in quarter ended June 30 2004. The increase is primarily due to hiring of an additional executive and employees in the information technology and network department

Marketing and promotions expense

Marketing and promotion expense decreased by 53%, from $560,000 in quarter ended June 30 2003 to $265,000 in quarter ended June 30 2004. The decrease was due to the result of changes in our marketing philosophy and cost curtailment during quarter ended June 30 2004.

Depreciation

Depreciation expense increased by 54%, from $889,000 in quarter ended June 30 2003 to $1.37 million in quarter ended June 30 2004. The increase is primarily related to the purchase of additional fixed assets that are being used in Phone1.

Settlement of service agreement and claims

Settlement of service agreement decreased by 100%, from $143,000 in the quarter ended June 30, 2003 to $0 in quarter ended June 30 2004. The decrease is attributable to payment of settlement agreements with certain vendors in the quarter ended June 30, 2003.

Net interest expense

Net interest expense decreased by 100%, from $1.5 million in quarter ended June 30 2003 to $0 in quarter ended June 30 2004. The decrease was primarily attributable to a loan discount amortization during March 31, 2003 which resulted from the beneficial conversion feature on our convertible loan from GNB Bank. The loan discount amortization amounted to $1.2 million in the quarter ended June 30, 2003.

Net loss

Net (loss) and diluted earnings (loss) per share changed significantly from $(5.2) million and $(.07), respectively, for quarter ended June 30 2003 compared to a net loss of $(3.1) million and $(.02), respectively, for quarter ended June 30 2004. This significant change was primarily due to the loan discount amortization of $1.2 million in the quarter ended June 30, 2003.

Liquidity and capital resources

      We currently have two main switch facilities, one located in New York and the other in Miami, Florida. The costs associated with the initial setup and upgrades of these facilities have been incurred and we do not presently anticipate significant capital expenditures for these facilities other than normal and recurring upgrades to provide our Phone1 and other services. As we develop and roll out Phone 1 services in each of our markets, additional capital expenditures, marketing, advertising and net operating costs will be incurred. The amount of these costs will vary, based on the number of payphones served and the actual services provided, but are anticipated to be significant.

      We have experienced net operating losses and negative cash flows from operations since inception through June 30, 2004, and have accumulated deficit of $125 million as of June 30, 2004. It is likely that the Company's operations will continue to incur negative cash flows through March 31, 2005. Additional financing will be required to fund the Company's planned operations through March 31, 2005, and the Company plans to obtain additional debt or equity financing during the fiscial year 2005. If additional financing is not obtained, such a condition, among others, will give rise to substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

      We used cash of $2 million in our operations for quarter ended June 30, 2004 and $0.7 million for investing activities compared to $3.9 million and $2.4 million, respectively for the quarter ending June 30, 2003. During the quarter ended June 30, 2004, we raised $5 million from financing activities compared to $5.2 million for quarter ending June 30, 2003.

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

      We regularly evaluate acquisitions of businesses, technologies, or products complementary to our business. In the event that we decide to pursue one or more acquisitions, our remaining cash balances may be utilized to finance such acquisitions, and additional sources of liquidity, such as debt or equity financing, will in all likelihood be required for such acquisitions or to meet additional resulting working capital needs. There can be no assurance that additional capital beyond the amounts forecasted will not be required or that any such additional required capital will be available on terms acceptable to us, if at all, at such time or times as required by us.

LOANS FROM GNB BANK

Since February 2000, the Company has entered into a series of financings and refinancings with GNB Bank Panama S.A. ("GNB Bank"). For a complete description of these transactions see "Note C to the Company's Condensed Consolidated Financial Statements" included in Part I, Item 1 of this Form 10QSB, which is incorporated by reference.

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

During the quarter ended June 30, 2004 the Company borrowed $1,279,000 on an overdraft facility with GNB Bank. On May 26, 2004 the outstanding balance under this facility was paid with the proceeds from the sale of shares of the Company's common stock.

LOANS FROM OTHER FINANCIAL INSTITUTIONS

During the quarter ended June 30, 2003, the Company borrowed $1.5 million a financial institution under a loan agreement. As of September 30, 2003 the loan described above was paid.

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

ISSUANCE OF COMMON STOCKS

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

(b) Changes in Internal Controls

There were no changes in our internal controls or in other factors, other than described below that could have significantly affected those controls subsequent to the date of our most recent evaluation.

      Grant Thornton LLP, in connection with the audit of the Company's two most recent fiscal years ended March 31, 2004, identified significant deficiencies, that in the aggregate, constitute material weaknesses under standards established by the Public Company Accounting Oversight Board. These matters relate to our processes of identifying related parties and reviewing and approving our CEO's expense report, as further described below:

      o During the fourth quarter of Fiscal Year 2004 we recorded a settlement of debt as an extraordinary gain of $4.4 million. As part of the audit process, the settlement of debt was later reclassified as an adjustment to Additional Paid in Capital. Due to the recent change in control, we were not able to gather the appropriate information on a timely manner that resulted in this reclassification. We have implemented a formalized process which will assist us in identifying and documenting related parties in a timely manner to allow us to properly report related party transactions; and

      o During Fiscal Year 2004,our CEO's expense reports were not reviewed and approved by our Board. As a policy, CEO's expense reports are now being reviewed and approved by a board member.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Phone1Globalwide, Inc. v. Chalom Arik Meimoun and Next Telecommunication, Inc. a/k/a Next Communication, Inc.: On March 15, 2004, the Company filed suit against Meimoun and Next in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, seeking damages for breaches of two loan agreements and related promissory notes and indemnification agreements, fraud in the inducement regarding those same documents, and unjust enrichment. Contemporaneous with filing its complaint, the Company also sought prejudgment writs of garnishment of certain funds held by two different banks for Meimoun and Next. The Company sought damages in excess of $1,000,000, which sum is comprised of (1) a refund of loans made to Meimoun and Next; (2) accrued interest, and (3) legal fees and costs. Before Meimoun and Next answered the Company's complaint, the parties amicably settled the matter on or about April 21, 2004 for the receipt of $960,000 and approximately $155,000 for services received by the Company from Next. As of March 31, 2004, the Company had a notes receivable balance of approximately $648,000.

During the quarter end June 30, 2004 the note was paid.

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

On May 25 2004, WINSIDE Investments (Panama) S.A. subscribed to, and purchased from the Company 3,571,428 restricted shares of its common stock for $1.40 per shares or $5,000,000


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

10.37 Employment Agreement dated November 21, 2002, between Phone1Globalwide, Inc. and Syed Naqvi, as amended effective January 1, 2003. (18)

10.38 Employment Agreement dated December 4, 2002, between Phone1Globalwide, Inc. and Dario Echeverry, as amended effective January 1, 2003. (18)

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

10.62 Employment Agreement dated April 30, 2004, between Phone1 Globalwide, Inc. and Louis Giordano.

10.63 Regulation S Subscription agreement dated May 25, 2004 by and between Phone1 Globalwide and WINDSIDE Investment S.A.**

31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32 CEO and CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**


** Filed herewith.


(b) Reports on Form 8-K.

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2004

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