Form 10QSB
period 2004-09-30
PHONE1GLOBALWIDE INC
filed 2004-11-15
CIK 1017837

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

         TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                For the transition period from _______ to _______

                       Commission File Number: 333-05188A

                             PHONE1GLOBALWIDE, INC.
                             ----------------------
        (Exact Name of Small Business Issuer as specified in Its Charter)



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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's class of common equity, as of November 12, 2004: 144,778,423

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                     PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements
         Consolidated Balance Sheets as of September 30, 2004 (unaudited) and March 31, 2004     3

         Unaudited Consolidated Statements of Operations for the Three Months and Six Months
         Ended September 30, 2004 and 2003                                                       4

         Unaudited Consolidated Statement of Cash Flows for the Six months Ended
         September 30, 2004 and 2003                                                             5

         Notes to Consolidated Financial Statements                                              6

Item 2.  Mangement's Discussion and Analysis                                                    12

Item 3.  Controls and Procedures                                                                19

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                      20

Item 2.  Changes in Securities and Use of Proceeds                                              20

Item 3.  Default Upon Senior Securities                                                         20

Item 4.  Submission of Matters to a Vote of Security Holders                                    20

Item 5.  Other Information                                                                      21

Item 6.  Exhibits and Reports on Form 8-K                                                       21

SIGNATURES                                                                                      28

EXHIBIT INDEX                                                                                   29

                         PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS.

                     PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

           SEPTEMBER 30, 2004 (UNAUDITED) AND MARCH 31, 2004 (AUDITED)



                                                                                  SEPTEMBER 30, 2004    MARCH 31, 2004
                            ASSETS
Current assets
  Cash                                                                            $      844,877    $     389,066
  Accounts receivable, less allowance for doubtful
   accounts of $190,182 and $293,801 at September  30,
   2004 and March 31, 2004, respectively                                               1,159,789          993,948
  Note receivable                                                                           --            647,839
  Prepaid expenses and other current assets                                            1,398,094          577,907
                                                                                   -------------    -------------
        Total current assets                                                       $   3,402,760    $   2,608,760

Property and equipment, net                                                            9,178,231        9,658,638
Deposits and other                                                                       477,456        1,130,592
Intangible Assets                                                                      1,328,559        1,328,559
                                                                                   -------------    -------------
        Total assets                                                               $  14,387,006    $  14,726,549
                                                                                   =============    =============
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                                                                        912,962        1,428,838
 Notes payable                                                                         1,500,000             --
 Accrued expenses and other current liabilities                                        2,340,965        2,491,454
                                                                                   -------------    -------------
        Total current liabilities                                                  $   4,753,927    $   3,920,292

Stockholders' equity
  Common stock, par value of $.001, 200,000,000 shares authorized; 144,778,423 and 141,206,995 shares issued and outstanding as of September 30, 2004 and
     March 31, 2004, respectively                                                        144,778          141,207
  Additional paid-in capital                                                         138,016,275      133,019,846
  Accumulated deficit                                                               (128,527,974)    (122,354,796)
                                                                                   -------------    -------------
  Total stockholders' equity                                                       $   9,633,079    $  10,806,257
                                                                                   -------------    -------------
  Total liabilities and stockholders' equity                                       $  14,387,006    $  14,726,549
                                                                                   =============    =============

                     PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

     FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003



                                                           Six Months Ended                       Three Months Ended
                                                  --------------------------------        --------------------------------
                                                  September 30,      September 30,        September 30,       September 30,
                                                      2004                2003                2004                2003
                                                  ------------        ------------        ------------        ------------
Revenue                                               8,069,071          6,148,489          4,122,471          3,133,398

Expenses
   Cost of sales                                      6,746,967          5,950,785          3,465,569          2,853,027
   General and administrative                         3,807,689          4,559,398          1,823,777          2,586,933
   Marketing and promotion                              672,240          1,177,031            406,764            617,124
   Depreciation and amortization                      2,868,853          1,979,711          1,494,801          1,089,874
   Settlement of service Agreement                                         143,133                --                 --
   Provision for non-current assets                       --                  --                  --                 --
                                                  ------------        ------------        ------------        ------------
         Operating loss                             (6,026,678)         (7,661,569)        (3,068,440)         (4,013,560)

Other income (expense)
  Interest, net                                           --            (2,251,713)                --             (738,769)
  Settlement of lawsuit                                (46,500)           (125,000)            (41,500)           (125,000)
  Other Expenses                                      (100,000)                --                   --                  --
                                                  ------------        ------------        ------------        ------------

Loss before provision for income taxes             (6,173,178)        (10,038,282)         (3,109,940)         (4,877,329)

Income tax benefit                                        --                  --                  --                  --
                                                  ------------        ------------        ------------        ------------

NET LOSS                                          $(6,173,178)       $(10,038,282)       $ (3,109,940)       $ (4,877,329)
                                                  ============        ============        ============        ============

Basic earnings (loss) per common share            $      (.04)       $      (0.13)       $       (.02)       $      (0.06)
                                                  ============        ============        ============        ============

Diluted earnings (loss) per common shares         $      (.04)       $      (0.13)       $       (.02)       $      (0.06)
                                                  ============        ============        ============        ============

Average shares of common stock outstanding:

      Basic                                        143,724,559          74,930,844         144,778,423          80,755,807
      Diluted                                      143,724,559          74,930,844         144,778,423          80,755,807
                                                  ============        ============        ============        ============



The accompanying notes are an integral part of these statements.

                     PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                                    SEPTEMBER 30, 2004  SEPTEMBER 30, 2003
Cash flows from operating activities:
  Net Loss                                                                             $(6,173,178)       $(10,038,282)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Compensation related to stock options                                                     --                   --
     Loss on settlement of service agreement                                                                   143,133
     Settlement of law suit                                                                  25,000                 --
     Provision for non-current assets                                                          --                   --
     Other losses due to write downs                                                           --                   --
     Depreciation and amortization                                                        2,868,854           1,979,711
     Provision for bad debts                                                                 48,000              36,000
     Convertible loan discount amortization                                                    --             1,181,531
     Loss on settlement                                                                        --               125,000
  Changes in assets and liabilities:
     Increase in accounts receivable                                                       (213,841)         (1,193,799)
     Decrease/(increase) in deposit and other assets                                        652,627             (24,232)
     Increase in prepaid expenses and other current assets                                 (820,187)           (376,581)
     Decrease in accounts payable                                                          (515,876)           (249,186)
     Decrease/(increase) in accrued expenses and                                           (175,489)          1,556,794
        other liabilities
                                                                                        ------------        ------------
                 Net cash used in operating activities                                 $ (4,304,090)       $ (6,859,911)
Cash flows from investing activities:
 Acquisitions of property and equipment                                                  (2,387,938)         (4,967,322)
 Proceeds from Notes Receivables                                                           $647,839                 --
                                                                                       ------------        ------------
                 Net cash used in investing activities                                 $ (1,740,099)       $ (4,967,322)
Cash flows from financing activities
  Proceeds from bank overdraft - related party                                            2,139,850          10,729,573
  Proceeds from note payable                                                              1,500,000                --
  Proceeds from line of credit - related party                                                                1,500,000
  Proceeds from the sale of  common stock                                                 5,000,000          12,500,000
  Payments on overdraft facility - related party                                         (2,139,850)        (10,729,573)
  Payments on line of credit - related party                                                                 (1,500,000)

                                                                                       ------------        ------------
                 Net cash provided by financing activities                             $  6,500,000        $ 12,500,000
                                                                                       ------------        ------------
Net increase in cash                                                                        455,811             672,767
Cash at beginning of year                                                                   389,066           1,205,284
                                                                                       ------------        ------------
Cash at end of six month                                                               $    844,877        $  1,878,051
                                                                                       ============        ============
Supplemental disclosure of cash flow information: Cash paid during the six months for:

     Taxes                                                                             $        --    $          2,755
                                                                                       ============        ============
     Interest                                                                          $        --    $        887,982
                                                                                       ============        ============

Non-cash investing and financing activity:

For the three months ended September 30, 2004 there were no non-cash transactions:

For the six months ended September 30, 2003, the Company entered into the following non-cash transactions:

On September 30, 2003, Hispanic Telecommunications Holding, S.A., a Luxembourg company, ("HTH") purchased from GNB Sudameris Bank S.A., (f/k/a GNB Bank (Panama) S.A.) ("GNB") $20 million of face amount convertible promissory notes issued by the Company on September 30, 2002, November 26, 2002 and February 17, 2003. On the same date, HTH converted the notes, in accordance with their terms, into 50 million shares of common stock of the Company.

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

On June 12, 2003, GNB converted all of the 7,000,000 shares of the Company's Series A preferred stock owned by it into 10,852,714 shares of common stock at the adjusted conversion price of $.645 per share. On the same day, Premium Quality Fund converted all of its 2,000,000 shares of Series A preferred stock owned by it into 3,100,775 shares of common stock at the adjusted conversion price of $.645 per share. The converted shares represented all of the Company's outstanding preferred stock.

The accompanying notes are an integral part of these statements.

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Generally accepted accounting standards also require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclose contingent assets and liabilities at the date of the financial statements. Significant estimates include those made for the allowance for uncollectible accounts, valuation of intangibles and contingencies. Actual results could differ from those estimates. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

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

We are a US based telecommunications company. We currently have two main switch facilities, one located in New York, NY and the other in Miami, Florida. Our current primary telecommunications offerings are coin-sent services from public payphones and wholesale carrier services. The Company maintains operating agreements that deliver services in many countries throughout the world using third-party networks.

NOTE C- LOANS PAYABLE

GNB SUDAMERIS S.A. LOANS

Since February 2000, we have entered into a series of financings and re-financings with GNB Sudameris Bank S.A., (f/k/a GNB Bank (Panama) S.A.) ("GNB").

On September 30, 2002, GNB exchanged a $10 million convertible note, converted the outstanding balance of $9,231,438 under an overdraft facility which was callable on demand by GNB and provided additional cash to us of $768,562 (used for working capital purposes) for a new $20 million convertible note due October 31, 2003 (subject to acceleration in certain conditions). The principal and interest of the $20 million loan was convertible, in whole or in part, prior to or after the maturity date (if the loan was not fully paid), as elected by GNB into shares of our common stock at the rate of $.40 per share. Our shares of common stock closed at the price of $.11 per share on September 26, 2002, the last day prior to the date of closing of the $20 Million Loan on which a trade was reported.

On November 26, 2002, Phone1 entered into a loan agreement with GNB for a loan in the amount of $5 million on terms substantially identical to the $20 million loan, except that the maturity of the $5 million loan was October 31, 2003 (subject to acceleration in certain conditions). Like the $20 million loan, the $5 Million Loan was convertible, in whole or in part, prior to or after the maturity date (if the loan was not fully paid), as elected by GNB, into shares of our common stock at a conversion price of $.40 per share.

On December 20, 2002, GNB exercised (effective as of the close of business on that date), in part, its option and converted $10 million principal amount of the $20 million loan at a price of $.40 per share. Consequently, we issued 25,000,000 shares of its common stock to GNB. In connection with the conversion, we issued a new $10 million note to GNB, on the same terms as the converted note, to replace the $20 million note previously evidencing the $20 million loan.

On February 17, 2003, GNB extended a loan to Phone1 in the amount of $5 million on terms substantially identical to the $20 million loan and the prior $5 million loan, except that the maturity of this new loan was March 17, 2004 (subject to acceleration in certain conditions. Like the $20 million loan and the $5 million loan, this new loan was convertible, in whole or in part, prior to or after the maturity date (if the loan was not fully paid), as elected by GNB, into shares of our common stock at the rate of $.40 per share.

On September 30, 2003, Hispanic Telecommunications Holding, S.A., a Luxembourg company, ("HTH") purchased from GNB all the outstanding notes issued to it. On the same date, HTH converted the notes, in accordance with their terms, into 50,000,000 shares of our common stock.

On September 30, 2003, HTH subscribed to, and purchased from us 11,061,947 restricted shares of our common stock for $1.13 per share or $12,500,000. Such subscription was accepted by us and such shares were issued to HTH as of September 30, 2003. The funds were used to pay in full the principal and interest under an overdraft facility issued by GNB and the balance was used as working capital and for the development and roll out of Phone1 services.

On December 26, 2003, the Company signed an Overdraft Facility ("the Overdraft Facility") with GNB for $3,000,000 with an interest rate of 12% per annum. The Overdraft Facility expires on December 27, 2004. On March 31, 2004, Phone1, Inc. entered into an agreement with GNB to settle the outstanding overdraft facility in the amount of $4,546,977. GNB released Phone1 and its affiliates from the obligation to pay the outstanding balance of the overdraft facility in consideration for the sum of $113,602. As a result, the Company recorded a $4,433,375 adjustment to additional paid in capital to reflect the capital characteristic of this transaction.

During the quarter ended June 30, 2004 the Company borrowed $1,279,000 on an overdraft facility with GNB. On May 26, 2004 the outstanding balance under this facility was paid with the proceeds from the sale of shares of the Company's common stock to Winside Investments.

During the quarter ended September 30, 2004 the Company had an overdraft facility with GNB in the amount of $860,850. On September 30, 2004 the outstanding balance under the facility was paid with the proceeds from the new loan obtained from Winside Investments. See Note D.

On September 30, 2004 GNB purchased from HTH 38,352,715 shares of the common stock of the Company. Following this transaction GNB became the owner of approximately 26.5 % of the shares of the Company and HTH remained our major shareholder with 61,061,947 shares of common stock, representing approximately
42.2 % of the shares of the Company.

NOTE D - LOANS FROM WINSIDE INVESTMENTS

On September 30, 2004, the Company entered into a loan agreement with Winside Investments S.A. in the principal amount of $5,000,000 plus interest at Citibank N.A.'s prime plus 2.25%. The principal amount was agreed to be disbursed to the Company in installments, as follows: (i) $1,500,000 on September 30, 2004, (ii) $1,000,000 on October 15, 2004, (iii) $1,000,000 on November 15, 2004 and
$1,500,000 on December 15, 2004. The loan is payable on June 30, 2005. Principal and interest under the loan are convertible into common stock (or any other senior securities) of the Company, at the conversion price of $0.80 per share. Winside Investments may elect to convert the entire loan amount of $5,000,000 which would result in an ownership of approximately 12.9% of the Company's common stock.

NOTE  E - LOANS FROM OTHER FINANCIAL INSTITUTIONS

During the quarter ended June 30, 2003, the Company borrowed $1.5 million from another financial institution under a loan agreement. As of September 30, 2003 the loan described above was paid.

A director of the Company is also a director of the financial institution.

NOTE F - SETTLEMENTS

On June 28, 2001, Phone1 entered into a billing software license agreement with a vendor. Under the agreement, the vendor granted Phone1 a non-exclusive, non-transferable license to use its software. The licensing and maintenance fees under the license agreement were to be paid at a rate of $21,000 per month for a period of 36 months. The fees to be paid by Phone1 under the license agreement were also subject to escalation if Phone1 reached certain revenue milestones (which milestones were not met prior to the termination of the agreement). Phone1 is not currently using the billing software due to certain disputes. The vendor filed a claim on April 1, 2002 against Phone1 for approximately $700,000 for a breach of a software license agreement. Phone1 has filed a counterclaim against the vendor seeking damages for breach of software license agreement, breach of express warranty, breach of an implied warranty of fitness for a particular purpose, money had and received and unjust enrichment. Phone1 is seeking damages in excess of $1,000,000. The vendor has amended its complaint to add GCC as a defendant, and to add additional claims against Phone1. Phone1 and GCC answered the amended complaint, denied the allegations and asserted affirmative defenses. Phone1 and GCC recently amended their counterclaims to add claims (a) to reform the license agreement to conform to the parties' understanding regarding GCC's use of the software and (b) for declaratory judgment regarding the same issue. The vendor answered the amended complaint, denied the allegations and asserted affirmative defenses.

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

Phone1Globalwide, Inc. v. Chalom Arik Meimoun and Next Telecommunication, Inc. a/k/a Next Communication, Inc.: On March 15, 2004, the Company filed suit against Meimoun and Next in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, seeking damages for breaches of two loan agreements and related promissory notes and indemnification agreements, fraud in the inducement regarding those same documents, and unjust enrichment. Contemporaneous with filing its complaint, the Company also sought prejudgment writs of garnishment of certain funds held by two different banks for Meimoun and Next. The Company sought damages in excess of $1,000,000, which sum was comprised of (1) a refund of loans made to Meimoun and Next; (2) accrued interest, and (3) legal fees and costs. Before Meimoun and Next answered the Company's complaint, the parties amicably settled the matter on or about April 21, 2004 for the receipt of $960,000 and approximately $155,000 for services received by the Company from Next. As of March 31, 2004, the Company had a note receivable balance of approximately $648,000. During the quarter end June 30, 2004 the note was paid.

NOTE G - COMMITMENTS AND CONTINGENCIES

On April 4, 2002, the Company terminated a telecommunications service agreement with a vendor, pursuant to which the vendor agreed to release the Company of all claims for the outstanding balance owed to the vendor and to the execution of a new co-location agreement with the vendor. The Company did not incur any penalties as a result of the early termination. The Company entered into a new agreement with the vendor for equipment racks to house the Company's equipment. Under the new agreement, the Company is required to pay for services totaling $768,000 at a rate of $19,200 per month, through August 9, 2005.

During the year ended March 31, 2003, the Company executed employment agreements with Dario Echeverry as Chief Executive Officer, Syed Naqvi as Chief Financial Officer, Dilowe Barker as Chief Operating Officer and Federico Fuentes as Chief Technical Officer. The expiration dates of the agreements are March 31, 2005 as to Messrs. Echeverry and Naqvi, December 31, 2005 as to Mr. Barker and December 31, 2004 as to Mr. Fuentes. The agreement with Mr. Echeverry provides for an annual base salary of $250,000, while the agreements with Messrs, Naqvi, Barker and Fuentes provide for annual base salaries of $220,000 each. The employment agreements also provide that in the event of the Company's material breach or termination of the executive's employment during the term of the agreement, without cause, in the event of a change of control (as defined in the agreements) or by the executive, with good cause (as defined in the agreements), the executive shall be entitled to receive as severance pay a lump sum of up to two years salary. The executives are entitled to bonuses, to the extent determined by the Board of Directors, and to participate in the Company's stock option and other compensatory and benefit plans established for the benefit of employees. The executives have also assigned to the Company all of their rights to inventions created by them during the course of their employment, and the agreements contain one-year restrictive covenants following termination of the agreement, restricting them from competing against the Company or soliciting our employees.

On April 21, 2003, GCC filed suit in Miami-Dade County Circuit Court (Case N0. 03-9655 CA 09) against NWT Partners, Ltd., seeking a determination that GCC has been constructively evicted from its offices on the 25th floor of 100 N. Biscayne Blvd., Miami, Florida, as a result of environmental issues and unacceptable air quality. GCC also seeks damages for breach of lease and a declaratory judgment that, as a result of the constructive eviction, the lease for such space is terminated. Suit was filed following repeated complaints by GCC of air quality problems and the failure of the landlord to take corrective action. The suit is supported by an independent evaluation performed by GCC's environmental experts, concluding, among other things, that a lack of adequate ventilation in the premises has caused the poor air quality. GCC has withheld payment of rent in accordance with Florida Statute Section 83.201. However, rent has been paid into the court pursuant to an order of the judge. The landlord has denied GCC's claims and has brought a separate action in Miami-Dade County Court (Case No. 03-7563-CC-01) seeking to evict GCC from the premises and damages for GCC's alleged breach of lease resulting from its failure to pay rent. The landlord is also seeking future rent payments over the balance of the lease term. The landlord's case has been transferred to the court hearing GCC's constructive eviction claim, and the two cases have now been consolidated. In September, 2004, the parties, and the successor to NWT Partners Ltd, Brookwood Biscayne Tower Investors, LLC as landlord entered into a settlement pursuant to which (i) all of the parties released each other from any and all claims which any of them had as against the other which had accrued to the date of the settlement; (ii) GCC's obligations for rent for the period from December 16, 2003 forward was reduced by approximately 20% ; and (iii) the landlord and GCC entered into an amendment of the existing lease of the 25th floor at 100 North Biscayne Blvd, Miami to provide that the landlord will build out, at its expense, new space (approximately 8,100 square feet) on the 12th floor in the same building and when such space is built out, the Company will move from the 25th floor to the 12th floor resulting in a savings of rent of approximately 32%.

On April 30, 2004, the Company entered into an employment agreement with Louis Giordano, one of the Company's directors, for an annual base salary of $240,000. The expiration date of the agreement is April 30, 2005. The employment agreement also provide that in the event of the Company's material breach or termination of the executive's employment during the term of the agreement, without cause, in the event of a change of control (as defined in the agreements) or by the executive, with good cause (as defined in the agreements), the executive shall be entitled to receive as severance pay a lump sum of up to two years salary. The executive is entitled to a bonus, to the extent determined by the Board of Directors, and to participate in the Company's stock option and other compensatory and benefit plans established for the benefit of employees. The executive has also assigned to the Company all rights to inventions created by him during the course of his employment, and the agreements contain one-year restrictive covenants following termination of the agreement, restricting him from competing against the Company or soliciting our employees.

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

On April 15, 2002 Phone1, Inc. entered into an agreement with APC Development Corp. & H. Weaver Jordan ("third parties") for consulting and engineering services. Under the agreement the third parties were responsible for providing engineering services for network interface testing and system evaluations, prototype design and testing services for products and for the design and translation between LECs and IXCs systems that operate Coin Operated System and Regulated Payphones Systems. The third parties filed a claim against Phone1 on March 18, 2004, claiming that Phone1 breached the payment terms on the consulting and engineering services agreement, which in effect is a claim for non-payment of invoices. Additionally, they claim that because of the lack of payments and monies owed by Phone1, they are no longer required to comply with the terms and conditions of the contract; including the terms of the agreement relating to the technology developed under the consulting and engineering services agreement. On April 19, 2004, Phone1 filed an affirmative defense and a counter-claim against the third parties. Phone1's counter-claim alleges that the third parties breached the consulting and engineering services agreement by not providing services that were paid for by Phone1. Additionally, Phone1 alleges that the third parties failed to deliver to Phone1 any schematics, drawings or equipment that was developed and/or prototype equipment that was developed as outlined in the consulting agreement. Currently Phone1 is conducting discovery by requesting production of documents and responding to interrogatories.

The Company is involved in other lawsuits, either as plaintiff or defendant, and is the subject of other claims, in the ordinary course of business. In the opinion of management, the outcome of these lawsuits and claims will not have a material impact on the Company's consolidated financial statements. The Company expenses legal costs relating to these lawsuits as the costs are incurred.

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

NOTE I - RELATED PARTY

Since June 2001, the Company has purchased branded handsets and certain equipment from TU, LLC a privately held company based in Ohio. In June 2001, an employee of TU began providing consulting services to Phone1. Thereafter, the consultant became a full-time employee of Phone1 and, now serves as an executive officer of Phone1. The spouse of the executive officer is a vice-president of TU and owns less than 5% of the outstanding equity in TU. For the three months ended September 30, 2004 and 2003, the Company paid $26,940, and $351,905, respectively, and for the six months ended September 30, 2004 and 2003, the Company paid $41,470 and $896,084, respectively, for the products purchased from TU.

On July 15, 2003, the Company entered into an agreement with EMIDA Technologies, Inc. for $ 775,000. Under the agreement EMIDA will provide services to coordinate the integration of the new CDR export application software, data warehouse system telecommunication mapping software and EMIDA's Telco Operating Support Portal to the Company. The Chairman of the Board of the Company is also a former director and executive vice president of EMIDA. For the three months ended September 30, 2004 and 2003, the Company paid EMIDA $ 0 and $146,900, respectively, and for the six months ended September 30, 2004 and 2003, the Company paid $0 and $393,800, respectively, under the agreement.

For the three months ended September 30, 2004 and 2003, the Company paid $9,160 and $48,750 respectively, and for the six months ended September 30, 2004 and 2003, the Company paid $36,960 and $155,888, respectively, to LF Marketing for services rendered in connection with the Company's street marketing campaign. As independent contractors, LF Marketing was responsible for the payment of costs and expenses associated with their services. LF Marketing is owned by the brother and sister-in-law of a non-executive officer of the Company.

For the three months ended September 30, 2004 and 2003, the Company paid $0 and $45,000, respectively, and for the six months ended September 30, 2004 and 2003, the Company paid $0 and $89,692 respectively, to Consad Corp. for billing and consulting services. Consad Corp. is a minority owner of MTG (see Note B). The Company's Chief Executive Officer is a former director of Consad Corp.

During the quarter ended September 30, 2004 the Company had an overdraft facility with GNB in the amount of $860,850. On September 30, 2004 the outstanding balance under the facility was paid. On September 30, 2004 GNB purchased from HTH 38,352,715 shares of the common stock of the Company. Following this transaction GNB became the owner of approximately 26.5 % of the shares of the Company. See Note C.

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


                                                                Six Months Ended             Three Months Ended
                                                                  September 30,                  September 30,
                                                               2004           2003           2004            2003
                                                             ---------      ---------      ---------      ---------
Net loss as reported                                         $ (6,173)     $ (10,038)     $  (3,109)     $  (4,877)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects                                       --           (1,585)            --            --
                                                             ---------      ---------      ---------      ---------
Pro forma net loss                                           $ (6,173)     $ (11,623)     $  (3,109)     $  (4,877)
                                                             =========      =========      =========      =========
Basic and diluted loss per share - as reported               $    (.04)     $    (.13)     $    (.02)     $    (.06)
Basic and diluted loss per share - pro forma                 $    (.04)     $    (.16)     $    (.02)     $    (.06)




The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in the six months ended September 30, 2003: expected volatility 271%; risk-free interest rates of 4.87% and expected holding periods of 3 years.

NOTE L - ISSUANCE OF COMMON STOCKS

On May 25 2004, Winside Investments (Panama) S.A. subscribed to, and purchased from the Company 3,571,428 restricted shares of the Company's common stock for $1.40 per shares or $5,000,000.


NOTE  M - CONCENTRATION

As of September 30, 2004 and 2003, $656,002 and $1,598,939 of cash, respectively, was located in GNB. The Company has not experienced any losses on its cash deposits.

During the quarters ended September 30, 2004 and 2003, the Company derived 53% and 44% respectively, of its total revenues from one customer.

NOTE N - SUBSEQUENT EVENTS


Subsequent to the quarter ended September 30, 2004, we amended our License Agreement with QuorTech. Persuant to the amendment we paid Quortech $85,000 and the parties released each other from claims arising from the agreement, with certain exceptions. As part of the amendment, the price of certain products was reduced. In addition, the term of the agreement was extended until June 30, 2008.

On October 15, 2004, the Company signed a promissory note for the second installment of the loan agreement with Winside Investments S.A. in the amount of $1,000,000 which was subsequently funded.

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

The coin-sent services over public payphone are conducted by Phone1. The core product of Phone1 consists of direct-dialed domestic and international long distance calls to most countries in the world for $.25 to $1.00 per minute. The duration of a call depends on its destination. The product is designed for use by immigrants and tourists as a simple way to stay in touch with family and friends and is available from payphones in the United States. Each call is rated according to a preset pricing structure consisting of a number of minutes available for the deposited amount for the destination dialed by the customer.

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

We have successfully tested and begun the roll-out of operator assisted calling and collect call services in January 2003. The service is currently in place for payphones at airports in Atlanta, Georgia, Charlotte, North Carolina, Louisville, Kentucky and Greenville, South Carolina. The service can be programmed on various payphone types and we intend to roll out the services throughout the country including 50 airports where we currently provide Phone1 services.

We are now signing strategic alliances with local telecommunication companies
(PTTs) in the countries that have immigrants in the U.S. We intend to launch different telecom products in conjunction with PTTs for the specific immigrants in the U.S., such as ETB (Colombia) and Codetel (Dominican Republic).

Our revenues are derived as follows:

o Phone1 services. Revenues from Phone1 services represented approximately 69% of our revenues for the three months ended September 30, 2004. Most of our resources are being devoted to expansion of the Phone1 business and we anticipate significant growth from this revenue source.

o Arbitrage sales. Arbitrage sales represented approximately 22% of our revenues for the three months ended September 30, 2004.

o Operator assisted calling and collect call sales. We commenced the roll-out of these services on January 2003 and revenues represented approximately 9% of our total revenues during the three months ended September 30, 2004.


STRATEGY

Capitalization on increasing immigrant population

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

We intent to capture a large portion of the calls from payphones made by these immigrants through local brand-awareness campaigns which include the following elements:

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

Strategic alliances with PTTs

We intend to enter into strategic alliances with major telecommunications companies in different countries in Latin America and the Caribbean to develop retail and commercial telecommunication services with the Phone1 brand in the United States. We expect these alliances to generate name recognition for the Phone1 name and the increase use of the Phone1 services by immigrants from Latin America and the Caribbean.

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

The customer dials 011+ the country code and destination number for international calls or 1+ the number for domestic calls. After dialing the number and prior to depositing the coins a voice prompt tells the customer how many minutes such customer will be able to talk for a predetermined amount of money, which varies depending on the destination. The call is routed to our platform, which provides fraud detection and prevention as well as generates call detail records. The platform then processes the call and switches it to our network.

Utilizing our services a customer can make a call lasting from one to ten minutes for $.25 to $1 in coins. There are no hidden charges or fees for the customer as is the case with many alternative payphone services such as calling cards. The Phone1 program does not require continuous high distribution costs. We seek to make use of efficient media and POS materials to create customer's awareness. Payphones on which the Phone1 service is available continue to be operated and maintained by the payphone operators. The payphone owner is responsible for installation of signage and the branded bright yellow handset that is present on almost all payphones on which the Phone1 service is offered. As part of our agreement we generally provide the first yellow handset and the signage that goes on the payphones. Payphone operators are responsible for the replacement handsets. The standard Phone1 agreement permits payphone owners to collect their revenues immediately, unlike dial-around commissions relating to 800 numbers in which phone calls are processed dialing around the payphone operators presubscribed carrier and which may or may not be paid, and which typically take substantially longer to collect. We believe this puts us in a superior position compared to our competition.

We are inter-connected with several major domestic carriers such as WilTel and Global Crossing, as well as specific international carriers that provide termination to Phone1's target market, the Latin American immigrants from such countries as Columbia, Peru, Mexico, Ecuador, Honduras and the Dominican Republic.

Phone1 provides a high quality and competitively priced product. Unlike the hidden fees associated with the Prepaid Calling Market, Phone1 provides an inexpensive, quality product that will return all of the end-users money back if the call fails to complete.

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

Operator assisted calling and collect call services

We have successfully tested and begun the roll-out of operator assisted calling and collect call services in January 2003. The service is currently in place for payphones at airports in Atlanta, Georgia, Charlotte, North Carolina, Louisville, Kentucky and Greenville, South Carolina. The service can be programmed on various payphone types and we intend to roll out the services throughout the country including 50 airports where we currently provide Phone1 services. In December 2003 we have contracted with China Network Communications Group to provide operator assisted calls for calls from payphones in China to the United States. We intend to roll out this service during the quarter ending December 31, 2004. The access will be made available from payphones located in airports throughout the China Network Communications coverage area. The calls can be made collect or can be paid for with a credit card, calling card or can be billed to third party. We also plan to promote a 1-800 access collect call and credit card billed call program with China Network.

We plan to continue to market operator assisted calls and collect calls to our current base of payphone providers and through our domestic and international alliances.

OTHER SERVICES

We intend to sign strategic alliances with PTT in the countries that have immigrants in the U.S. We intend to launch telecom products in conjunction with different PTTs (such as ETB (Colombia) and Codetel (Dominican Republic) for specific immigrant groups in the U.S.

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

REVENUE RECOGNITION

During the quarter ended September 30, 2004 the Company derived revenues from Phone1 service, arbitrage sales, and operator assisted calling and collect call services. During the quarter ended September 30, 2003, the Company derived revenues from Phone1 services, arbitrage sales, operator assisted calling and collect call services and sales of prepaid calling cards.

Revenues from Phone1 services consist of direct dialed international and long distance calls made from Phone1-enabled pay phones. The Company does not own the payphones. The calls are routed through the Company's switching facilities and designated networks. We invoice the payphone owner an amount, based upon the calls made. Arbitrage sales occur when the Company transports an international long distance call to a foreign destination where the Company does not maintain a facility. Revenues from Operator assisted calling services occur when a customer uses Phone1 enabled phone to make a collect call or with the use of a credit card. Revenues from prepaid calling cards consist of minutes used.

The Company's revenue from Phone1 service, arbitrage sales and operator assisted calls is earned when the service is provided. The service is provided as the customer uses the minutes. The revenue is earned based upon the number of minutes used during a call and is recorded upon completion of a call. Revenue for a period is calculated from information received through the Company's network switches or based on the information received from our service providers.

ACCOUNTS RECEIVABLE

We maintain an allowance for doubtful accounts at a level believed by management to reflect the probable losses in trade receivables due to customers' default, insolvency or bankruptcy. The provision is established by management using customer credit history and other relevant factors, and is re-evaluated on a periodic basis. The allowance is increased by provisions to bad debt expense charged against income. All recoveries on trade receivables previously charged off are credited to the accounts receivable recovery account included in income, while direct charge-offs of trade receivables are deducted from the allowance.

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

The Company applied the provisions of SFAS 142 beginning on April 1, 2002 and performs a transitional fair valued based impairment test annually. Based on the impairment test, the Company no long amortizes the remaining $1.3 million of intangible assets identified as trade name and trademarks as these assets have been determined to have an indefinite life. Based on the impairment test, no impairment losses were required to be recorded.

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

RESULTS OF OPERATIONS

THE DISCUSSION BELOW RELATES TO RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2003

Revenues

Revenues increased by 32%, from $3,133,000 in the quarter ended September 30, 2003 to $4,122,000 in the quarter ended September 30, 2004. The increase was primarily the result of a (i) $1,216,000 increase in Phone1 sales which was as a result of enabling additional payphones and providing domestic and long distance calls through the payphones, (ii) a $325,000 net increase in sales of operator assisted calling services. These increases were partially offset by a decrease of $538,000 in arbitrage sales attributable to GCC which resulted from the decrease in the sale of terminating international long distance calls.

Cost of Sales

Cost of sales increased by 21%, from $2,853,000 in the quarter ended September 30, 2003 to $3,466,000 in quarter ended September 30, 2004. The two major components of cost of sales are fixed recurring cost and variable cost.

Fixed recurring cost increased by 9%, from $223,000 in the quarter ended September 30, 2003 to $243,000 in the quarter ended September 30, 2004. The increase was primarily due to network cost associated with the increased network requirements for Phone1, Inc.

Variable cost increased by 23%, from $2,630,000 in quarter ended September 30, 2003 to $3,223,000 in quarter ended September 30, 2004. The increase is primarily attributable to a $680,000 increase in service commission costs paid to payphone operators and attributable to the increased traffic volumes associated with revenue growth from Phone1 sales, $313,000 increase in operator-assisted commissions and fees which increased due to the growth in operator assisted phone calls through payphones and $139,000 increase due to charges for the toll-free network services that we utilize for our Phone1 services. These increases were offset by a decrease of $530,000 in arbitrage costs as a result of the decline in arbitrage sales and $11,000 decrease in prepaid calling cards costs because of the termination of the service.

Selling, general and administrative expenses

Selling, general, and administrative expenses decreased by 30% from $2,587,000 in quarter ended September 30, 2003 to $1,823,000 in quarter ended September 30, 2004. The decrease is primarily due to reductions technical, legal and general consulting fees.

Marketing and promotions expense

Marketing and promotion expense decreased by 34%, from $617,000 in the quarter ended September 30, 2003 to $407,000 in the quarter ended September 30, 2004. The decrease was due to the result of changes in our marketing philosophy and cost curtailment.

Depreciation

Depreciation expense increased by 37%, from $1,090,000 in the quarter ended September 30, 2003 to $1,495,000 in the quarter ended September 30, 2004. The increase is primarily related to the purchase of additional fixed assets that are being used to provide Phone1 services.

Settlement of lawsuits

Settlement of lawsuits decreased from $125,000 in the quarter ended September 30, 2003 to $41,500 in quarter ended September 30, 2004, a decrease of $83,500. During the quarter ending September 30, 2004 the company settled a lawsuit in which a former vendor claimed that preferential payments were made prior to their bankruptcy filing. The company also negotiated a $25,000 settlement with a plaintiff in a suit that alleges unauthorized copying or using of certain software products by the Company.

Net interest expense

Net interest expense decreased by 100%, from $738,000 in quarter ended September 30, 2003 to $0 in quarter ended September 30, 2004. The decrease was due to the reduction in outstanding loans.

Net loss

Net (loss) and diluted earnings (loss) per share changed significantly from $(4.88) million and $(.06), respectively, for quarter ended September 30, 2003 compared to a net loss of $(3.11) million and $(.02), respectively, for quarter ended September 30, 2004.

THE DISCUSSION BELOW RELATES TO RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2003

Revenues

Revenues for the six months ended September 30, 2004 were approximately $8,069,000 compared to $6,148,000 for the six months ended September 30, 2003, an increase of $1,921,000 or 31%. The increase was the result of a $2,497,000 growth in payphone sales from $2,738,000 for the six months ended September 30, 2003 to $5,235,000 during the six months ended September 30, 2004. An increase of $478,000 was attributable to Phone1 operator-assistance sales from $144,000 for the six months ended September 30, 2003 to $622,000 during the six months ended September 30, 2004. These increases were partially offset by a decrease in revenues from arbitrage sales by Globaltron. Arbitrage sales amounted to $2,202,000 and $3,211,000 in the six months ended September 30, 2004 and 2003, respectively, a decrease of $1,009,000 or 31% resulted from the decrease in sale of terminating international long distance calls. Prepaid calling card sales amounted to approximately $0 and $20,000 in the six months ended September 30, 2004 and 2003, respectively, a decrease of $20,000 or 100%. The sales of prepaid cards were discontinued due to a shift in focus away from sales of prepaid calling cards. Phone1 Smart revenues amounted to approximately $0 and $7,000 in six months ending September 30, 2004 and 2003, respectively, as a result of discontinuation of operations by Phone1 Smart. Network sales amounted to approximately $8,000 and $26,000 in six months ending September 30, 2004 and 2003, respectively, a decrease of $18,000.

Cost of Sales

Cost of sales for the six months ended September 30, 2004 was approximately $6,747,000 compared to $5,951,000 for the six months ended September 30, 2003, an increase of $796,000 or 13%. The two major components of cost of sales are fixed recurring cost and variable cost.

Fixed recurring cost for the six months ended September 30, 2004 and September 30, 2003 were approximately $467,000 and $419,000, respectively, an increase of $48,000 or 11%. The increase was primarily due to network cost associated with the increased network requirements for Phone1, Inc.

Variable cost was $6,280,000 and $5,531,000 for the six months ended September 30, 2004 and September 30, 2003, respectively, an increase of $749,000 or 14%. The increase of $1,300,000 or 76% is primarily attributable to growth in service commissions paid to payphone operators from $1,701,000 to $3,001,000 in the six months ending September 30, 2004 and 2003, respectively, and attributable to the increased traffic volumes associated with revenue growth from Phone1 sales. Commissions and operating costs related to operator assisted calling services for the six months ended September 30, 2004 and September 30, 2003 were $551,000 and $112,000 respectively, an increase of $439,000 or 392%. The increase is attributable to an increased volume of operator-assisted calls. The toll-free network services that we utilize for our Phone1 services increased by $237,000 and Phone1 payphone cost increased by $10,000. These increases were offset by a decrease of $1,213,000 in arbitrage costs which decreased as a result of the decline in arbitrage sales and $28,000 decrease in prepaid calling cards cost as a result of a shift in focus away from sales of prepaid calling cards.

Selling general and administrative expenses

Selling, general, and administrative expenses were approximately $3,807,000 for the six months ended September 30, 2004 and $4,560,000 for the six months ended September 30, 2003, a decrease of $753,000 or 17%. The decrease was primarily related to the decrease in professional fees, comprised of technical and general consulting fees, which amounted to $1,151,000 for September 30, 2004 and $2,163,000 for September 30, 2003, a decrease of $1,012,000 or 47%. This decrease was partially offset by an increase of $242,000 in salaries and wages due to the hiring of an additional executive officer and employees in information technology and network departments.

Marketing and promotions expense

Marketing and promotion expense totaled approximately $672,000 and $1,177,000 for the six months ended September 30, 2004 and 2003, respectively, a decrease of $505,000 or 43%. The decrease was due to the result of changes in our marketing philosophy and cost curtailment.

Depreciation

Depreciation expense for the six months ended September 30, 2004 was $2,869,000 compared to $1,980,000 for the six months ended September 30, 2003, an increase of $889,000 or 45%. The increase is primarily related to the purchase of additional fixed assets made in fiscal year 2004 that are being used in Phone1 operations.

Net interest expense

Net interest expense for the six months ended September 30, 2004 was $0 compared to $2,251,000 for the six months ended September 30, 2003, a decrease of 100%. During FYE March 31, 2003, the Company had a beneficial conversion loan from GNB which resulted in a loan discount amortization.

Other income

Other income for the six months ended September 30, 2003 amounted to $173,000. The Company had reserved $150,000 during fiscal year end 2003 as a result of a disputed invoice from a vendor. During the six months ended September 30, 2003, the Company received a credit for the disputed amount from the vendor.

Settlement of service agreement and claims

Settlement of service of agreement for six months ended September 30, 2003 was $143,000, which resulted from the Company settling a service agreement with a vendor. No such transaction occurred during the six months ended September 30, 2004.

Other expenses

During the six months ending September 30, 2004 the company made a payment of $100,000 for the future opportunity to provide a payphone network solution in a foreign country. No such expenses were made during the six months ending September 30, 2003.

Settlement of lawsuit

Settlements of lawsuits for the six months ended September 30, 2004 was $46,500 compared with $125,000 for the same period in 2003, a decrease of $78,500. During the six months ending September 30, 2004 the company settled a lawsuit in which a former vendor claimed that preferential payments were made prior to their bankruptcy filing. The company also negotiated a $25,000 settlement with a plaintiff in a suit that alleges unauthorized copying or using of certain software products by the company.

Net loss

Net loss and diluted earnings (loss) per share changed significantly from ($10,038,000) and ($0.13), respectively, for the six months ended September 30, 2003 compared to a net loss of ($6,173,000) and ($0.04), respectively, for the six months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

We currently have two main switch facilities, one located in New York and the other in Miami, Florida. The costs associated with the initial setup and upgrades of these facilities have been incurred and we do not presently anticipate significant capital expenditures for these facilities other than normal and recurring upgrades to provide for our Phone1 and other services. As we develop and roll out Phone 1 services in each of our markets, additional capital expenditures, marketing, advertising and net operating costs will be incurred. The amount of these costs will vary, based on the number of payphones served and the actual services provided, but are anticipated to be significant.

We have experienced net operating losses and negative cash flows from operations since inception through September 30, 2004, and have an accumulated deficit of $128.5 million as of September 30, 2004. It is likely that the Company's operations will continue to incur negative cash flows through March 31, 2005. Additional financing will be required to fund the Company's planned operations through March 31, 2005, and the Company plans to obtain additional debt or equity financing during the fiscal year 2005. If additional financing is not obtained, such a condition, among others, will give rise to substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

We used cash of $4.3 million in our operations for six month ended September 30, 2004 and $1.7 million for investing activities compared to $6.9 million and $5 million, respectively for the six month ending September 30, 2003. During the six months ended September 30, 2004, we raised $6.5 million from financing activities compared to $12.5 million for six months ending September 30, 2003.

We are incurring negative cash flows due, in major part, to the funding requirements for rolling out Phone1 services and marketing, advertising, working capital and network expansion for our Phone1 services. We expect to continue to incur negative cash flow for at least one year. We make no assurance that our networks or any of our other services will ever provide a revenue base adequate to sustain profitability or generate positive cash flow. For the fiscal year ending March 31, 2005, we project that the amount of capital required for implementation and rollout of our Phone1 business, together with our marketing and other services, and to fund negative cash flow, including interest payments, will be at least $10,000,000.

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

LOANS FROM GNB

Since February 2000, the Company has entered into a series of financings and refinancings with GNB Sudameris Bank S.A., (f/k/a GNB Bank (Panama) S.A.) ("GNB"). For a complete description of these transactions, see Note C of the Company's Consolidated Financial Statements" included in Part I, Item 1 of this Form 10QSB, which is incorporated by reference.

On September 30, 2003, Hispanic Telecommunications Holding, S.A., a Luxembourg company, ("HTH") purchased from GNB all of GNB's Notes issued by the Company and on the same date, HTH converted the notes, in accordance with their terms, into 50,000,000 million shares of common stock of the Company.

On December 26, 2003, the Company signed an Overdraft Facility ("the Overdraft Facility") with GNB for $3,000,000 with an interest rate of 12% per annum. The Overdraft Facility expires on December 27, 2004. On March 31, 2004, Phone1, Inc. entered into an agreement with GNB to settle the outstanding overdraft facility in the amount of $4,546,977. GNB released Phone1 and its affiliates from the obligation to pay the outstanding balance of the overdraft facility in consideration for the sum of $113,602. As a result, the Company recorded a $4,433,375 adjustment to additional paid in capital to reflect the capital characteristic of this transaction.

During the quarter ended June 30, 2004 the Company borrowed $1,279,000 on an overdraft facility with GNB. On May 26, 2004 the outstanding balance under this facility was paid with the proceeds from the sale of shares of the Company's common stock. During the quarter ended September 30, 2004 the Company had an overdraft facility with the GNB in the amount of $860,850. On September 30, 2004 the outstanding balance under the facility was paid with the proceeds from the new loan obtained from Winside Investments. See Note D.

LOANS FROM WINSIDE INVESTMENTS

On September 30, 2004, the Company entered into a loan agreement with Winside Investments S.A. in the principal amount of $5,000,000 plus interest at Citibank N.A.'s prime plus 2.25%. The principal amount was agreed to be disbursed to the Company in installments, as follows: (i) $1,500,000 on September 30, 2004, (ii) $1,000,000 on October 15, 2004, (iii) $1,000,000 on November 15, 2004 and
$1,500,000 on December 15, 2004. The loan is payable on June 30, 2005. Principal and interest under the loan are convertible into common stock (or any other senior securities) of the Company, at the conversion price of $0.80 per share. Winside Investments may elect to convert the entire loan amount of $5,000,000 which would result in an ownership of approximately 12.9% of the Company's common stock.

LOANS FROM OTHER FINANCIAL INSTITUTIONS

During the quarter ended June 30, 2003, the Company borrowed $1.5 million a financial institution under a loan agreement. As of September 30, 2003 the loan described above was paid.

A director of the Company is also a director of the financial institution.

CONVERSION OF PREFERRED STOCK

The initial conversion price of the shares of Series A preferred stock was $1.00 per share. The conversion price of the $20,000,000 loan, the $5000,000 Loan and the additional $5000,000 Loan triggered certain anti-dilution provisions applicable to the Company's 9,000,000 issued and outstanding shares of Series A preferred stock. The Company's series A preferred stock include weighted average anti-dilution provisions which result in a lowering of the conversion price of the shares of such preferred stock into the Company's common stock anytime shares of common stock are issued (or options or other securities exercisable or convertible into common stock) for a price per share less than that paid for the Series A preferred stock. After application of these anti-dilution provisions, the 9,000,000 shares were convertible at approximately $.645 per share.

On June 12, 2003, GNB converted all of the 7.0 million shares of Series A preferred stock owned by it into 10,852,714 shares of common stock at the adjusted conversion price of $.645 per share. On the same day, Premium Quality Fund converted all of the 2.0 million shares of Series A preferred stock owned by it into 3,100,775 shares of common stock at the adjusted conversion price of $.645 per share.

CONVERSION OF LOANS PAYABLE TO COMMON STOCK

On September 30, 2003, Hispanic Telecommunications Holding, S.A., a Luxembourg company, ("HTH") purchased from GNB $20,000,000 of face amount convertible promissory notes issued by the Company on September 30, 2002, November 26, 2002 and February 17, 2003. On the same date, HTH converted the notes, in accordance with their terms, into 50,000,000 million shares of common stock of the Company.

ISSUANCE OF COMMON STOCKS

On May 25 2004, Winside Investments S.A. subscribed to, and purchased from the Company 3,571,428 restricted shares of its common stock for $1.40 per shares or $5,000,000.


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

Grant Thornton LLP, in connection with the audit of the Company's two most recent fiscal years ended March 31, 2004, identified significant deficiencies, that in the aggregate, constitute material weaknesses under standards established by the Public Company Accounting Oversight Board. These matters relate to our processes of identifying related parties and reviewing and approving our CEO's expense report, as further described below:

o During the fourth quarter of Fiscal Year 2004 we recorded a settlement of debt as an extraordinary gain of $4.4 million. As part of the audit process, the settlement of debt was later reclassified as an adjustment to Additional Paid in Capital. Due to the recent change in control, we were not able to gather the appropriate information on a timely manner that resulted in this reclassification. We have implemented a formalized process which will assist us in identifying and documenting related parties in a timely manner to allow us to properly report related party transactions; and

o During Fiscal Year 2004, our CEO's expense reports were not reviewed and approved by our Board. As a policy, CEO's expense reports are now being reviewed and approved by a board member.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Phone1Globalwide, Inc. v. Chalom Arik Meimoun and Next Telecommunication, Inc. a/k/a Next Communication, Inc.: On March 15, 2004, the Company filed suit against Meimoun and Next in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, seeking damages for breaches of two loan agreements and related promissory notes and indemnification agreements, fraud in the inducement regarding those same documents, and unjust enrichment. Contemporaneous with filing its complaint, the Company also sought prejudgment writs of garnishment of certain funds held by two different banks for Meimoun and Next. The Company sought damages in excess of $1,000,000, which sum was comprised of (1) a refund of loans made to Meimoun and Next; (2) accrued interest, and (3) legal fees and costs. Before Meimoun and Next answered the Company's complaint, the parties amicably settled the matter on or about April 21, 2004 for the receipt of $960,000 and approximately $155,000 for services received by the Company from Next. As of March 31, 2004, the Company had a notes receivable balance of approximately $648,000.

During the quarter end June 30, 2004 the note was paid. SEE NOTE F

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

On September 30, 2003, pursuant to a stock and promissory notes purchase agreement of the same date, Hispanic Telecommunications Holding, S.A., a Luxembourg company, ("HTH") purchased from GNB $20 million of face amount convertible promissory notes issued by the Company on September 30, 2002, November 26, 2002 and February 17, 2003. On the same date, HTH converted the notes, in accordance with their terms, into 50,000,000 million shares of common stock of the Company.

Also on September 30, 2003, HTH subscribed to, and purchased from the Company 11,061,947 restricted shares of its common stock for $1.13 per share, or $12,500,000. Such subscription, which was exempted from registration under the Securities Act by virtue of Regulation S, was accepted by the Company and such shares were issued to HTH as of September 30, 2003. The funds were used to pay in full the principal and interest under an overdraft facility issued by GNB and the balance was used as working capital of the Company and for the development and roll out of Phone1 services.

On May 25 2004, Winside Investments S.A. subscribed to, and purchased from the Company 3,571,428 restricted shares of its common stock for $1.40 per shares or $5,000,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None


ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS
(a) Exhibits.

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

10.62 Employment Agreement dated April 30, 2004, between Phone1 Globalwide, Inc. and Louis Giordano.

10.63 Regulation S Subscription agreement dated May 25, 2004 by and between Phone1 Globalwide and WINDSIDE Investment S.A.**

10.64 Overdraft Loan Facility dated August 30, 2004 between GNB Sudameris Bank S.A. and Phone1, Inc., together with promissory note in the amount of $1,000,000.

10.65 Loan agreement dated September 30, 2004, between Phone1 Globalwide, Inc. and Winside, Investments, S.A together with promissory note in the amount of $1,500,000.

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

Dated: November 11, 2004

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