Form 10QSB
period 2004-12-31
PHONE1GLOBALWIDE INC
filed 2005-02-14
CIK 1017837

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Not applicable
(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer's class of common equity, as of February 14, 2005: 144,778,423

Transitional Small Business Disclosure Format: Yes ☐  No ☒

PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

SIGNATURES	17

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

•	our ability to raise capital,
•	our ability to obtain and retain distribution for our products and services,
•	our ability to roll out products and services,
•	our ability to provide our products and services at competitive rates,
•	our ability to execute our business strategy in a very competitive environment,
•	our degree of financial leverage,
•	risks associated with acquiring and integrating companies into our own,
•	risks associated with rolling out products and services,
•	risks relating to rapidly developing technology and providing services over the Internet;
•	regulatory considerations and risks related to international economies,
•	risks related to market acceptance and demand for our products and services,
•	our dependence on third party suppliers and technology developers,
•	the impact of competitive services,
•	risks associated with economic conditions and continued weakness in the U. S. securities market and
•	other risks referenced from time to time in our SEC filings.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 (UNAUDITED) AND MARCH 31, 2004 (AUDITED)

	DECEMBER 31, 2004	MARCH 31, 2004
ASSETS
Current assets
Cash	$2,801,900	$389,066
Accounts receivable, less allowance for doubtful
accounts of $228,936 and $293,801 at December 31,
2004 and March 31, 2004, respectively	1,145,955	993,948
Note receivable	--	647,839
Prepaid expenses and other current assets	1,236,475	577,907
Total current assets	$5,184,330	$2,608,760

Property and equipment, net	7,751,603	9,658,638
Deposits and other	345,305	1,130,592
Intangible Assets	1,328,559	1,328,559
Total assets	$14,609,797	$14,726,549

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	487,034	1,428,838
Notes payable	5,000,000	--
Accrued expenses and other current liabilities	1,910,678	2,491,454
Total current liabilities	$7,397,712	$3,920,292

Stockholders' equity
Common stock, par value of $.001, 200,000,000 shares authorized;
144,778,423 and 141,206,995 shares issued and outstanding 2004 and
as of December 31, March 31, 2004, respectively	144,778	141,207
Additional paid-in capital	138,016,275	133,019,846
Accumulated deficit	(130,948,968)	(122,354,796)
Total stockholders' equity	$7,212,085	$10,806,257
Total liabilities and stockholders' equity	$14,609,797	$14,726,549

The accompanying notes are an integral part of these statements.

PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

	Nine Months Ended		Three Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Revenue	11,971,176	10,250,971	3,902,105	4,102,482

Expenses
Cost of sales	9,855,220	9,478,982	3,108,253	3,528,197
General and administrative	5,532,472	6,456,380	1,724,182	1,896,982
Marketing and promotion	877,840	1,592,311	206,052	415,280
Depreciation and amortization	4,369,265	3,217,837	1,500,412	1,238,126
Settlement of service Agreement		143,133	--	--
Gain on settlement of vendor liability	(223,535)	--	(223,535)	--
Operating loss	(8,440,086)	(10,637,672)	(2,413,259)	(2,976,103)

Other income (expense
Interest, net	45,399	(2,290,805)	45,250	(39,092)
Settlement of lawsuit	(99,485)	(125,000)	(52,985)	--
Other Expenses	(100,000)	--	--	--

Loss before provision for income taxes	(8,594,172)	(13,053,477)	(2,420,994)	(3,015,195)

Income tax benefit	--	--	--	--

NET LOSS	$(8,594,172)	$(13,053,477)	$(2,420,994)	$(3,015,195)

Basic earnings (loss) per common share	$(.06)	$(0.13)	$(.02)	$(0.02)

Diluted earnings (loss) per common shares	$(.06)	$(0.13)	$(.02)	$(0.02)

Average shares of common stock outstanding:

Basic	144,077,124	97,088,175	144,778,423	141,161,995
Diluted	144,077,124	97,088,175	144,778,423	141,161,995

The accompanying notes are an integral part of these statements.

PHONE1GLOBALWIDE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

	DECEMBER 31, 2004	DECEMBER 31, 2003
Cash flows from operating activities:
Net Loss	$(8,594,172)	$(13,053,477)
Adjustments to reconcile net loss to net cash used
in operating activities:
Loss on settlement of service agreement		143,133
Gain on settlement of vendor liability	(223,535)	--
Depreciation and amortization	4,369,265	3,217,837
Provision for bad debts	72,000	(23,152)
Convertible loan discount amortization	--	1,181,531
Loss on settlement	30,485	125,000
Changes in assets and liabilities:
Increase in accounts receivable	(224,007)	(1,115,467)
Decrease in deposit and other assets	784,778	15,515
Increase in prepaid expenses and other current assets	(658,568)	(127,599)
Decrease in accounts payable	(941,804)	(730,457)
(Decrease)/increase in accrued expenses and	(387,728)	1,452,083
other liabilities
Net cash used in operating activities	$(5,773,286)	$(8,915,053)

Cash flows from investing activities:
Acquisitions of property and equipment	(2,461,719)	(6,208,906)
Proceeds from Notes Receivables	$647,839	--
Net cash used in investing activities	$(1,813,880)	$(6,208,906)

Cash flows from financing activities
Proceeds from bank overdraft - related party	2,139,850	12,440,435
Proceeds from note payable	5,000,000	--
Proceeds from line of credit - related party		1,500,000
Proceeds from the sale of common stock	5,000,000	12,500,000
Payments on overdraft facility - related party	(2,139,850)	(10,729,573)
Payments on line of credit - related party		(1,500,000)

Net cash provided by financing activities	$10,000,000	$14,210,862
Net increase in cash	2,412,834	(913,097)
Cash at beginning of year	389,066	1,205,284
Cash at end of Nine month	$2,801,900	$292,187
Supplemental disclosure of cash flow information:
Cash paid during the Nine months for:

Taxes	$--	$--
Interest	$--	$890,157

Non-cash investing and financing activity:

For the Nine months ended December 31, 2004, the Company entered into the following non-cash transactions:

On November 8, 2004, the Company amended its license agreement dated June 22, 2002 with QuorTech. Pursuant to the amendment the Company paid Quortech $85,000 and the parties released each other from claims arising from the license agreement, with certain exceptions. As part of the amendment, the price of certain products was reduced and the term of the license agreement was extended until June 30, 2008. As a result, the Company recorded a gain on settlement of vendor liability in the amount of $223,535.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Generally accepted accounting standards also require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclose contingent assets and liabilities at the date of the financial statements. Significant estimates include those made for the allowance for uncollectible accounts, valuation of intangibles and contingencies. Actual results could differ from those estimates. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

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

On June 13, 2001, the Company acquired all of the outstanding common stock of Phone1, Inc., a Florida corporation ("Phone1"), a telecommunications marketing company. As a result, Phone1 became a wholly owned subsidiary.

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

NOTE C- LOANS PAYABLE

Between February 2000 and February 2003, we have entered into a series of financings and re-financings with GNB Sudameris Bank S.A., (f/k/a GNB Bank (Panama) S.A.) ("GNB"). As of September 30, 2003, GNB held $20 million in promissory notes (the “Notes”) issued by us, which were convertible, in whole or in part, at the election of GNB, into shares of our common stock at the rate of $.40 per share.

On September 30, 2003, Hispanic Telecommunications Holding, S.A., a Luxembourg company, ("HTH") purchased from GNB all the outstanding Notes. On the same date, HTH converted the Notes, in accordance with their terms, into 50,000,000 shares of our common stock and subscribed to, and purchased from us 11,061,947 restricted shares of our common stock for $1.13 per share or $12,500,000.

On December 26, 2003, the Company signed an Overdraft Facility ("the Overdraft Facility") with GNB for $3,000,000 with an interest rate of 12% per annum. The Overdraft Facility expired on December 27, 2004. On March 31, 2004, Phone1, Inc. entered into an agreement with GNB whereby GNB released Phone1 and its affiliates from the obligation to pay the $4,546,977 outstanding balance under the Overdraft Facility in consideration for the payment by Phone1 of the sum of $113,602. As a result, the Company recorded a $4,433,375 adjustment to additional paid in capital to reflect the capital characteristic of this transaction.

During the quarter ended June 30, 2004 the Company borrowed $1,279,000 under a new overdraft facility with GNB. On May 26, 2004 the outstanding balance under this facility was paid with the proceeds from the sale of shares of the Company's common stock to Winside Investments. See Note D.

On September 30, 2004, the Company paid $860,850 that it had drawn under another overdraft facility with the proceeds from a loan obtained from Winside Investments. See Note D.

On September 30, 2004 GNB purchased from HTH 38,352,715 shares of the common stock of the Company. Following this transaction GNB became the owner of approximately 26.5 % of the shares of the Company and HTH remained our largest shareholder with 61,061,947 shares of common stock, representing approximately 42.2 % of the shares of the Company.

NOTE D - LOANS FROM WINSIDE INVESTMENTS

On September 30, 2004, the Company entered into a loan agreement with Winside Investments S.A. (“Winside”) in the aggregate principal amount of $5,000,000 plus interest at Citibank N.A.'s prime plus 2.25%. The principal amount was agreed to be disbursed to the Company in installments, as follows: (i) $1,500,000 on September 30, 2004, (ii) $1,000,000 on October 15, 2004, (iii) $1,000,000 on November 15, 2004 and (iv) $1,500,000 on December 15, 2004. All the installments were disbursed by the lender on the scheduled installment date, except for the November 15, 2004 installment which was disbursed to the Company on December 15, 2004 (together with the last installment under the loan agreement). The loan is payable on June 30, 2005. Principal and interest under the loan are convertible into common stock (or any other senior securities) of the Company, at the conversion price of $0.80 per share. Winside currently holds 9.3% of the shares of common stock of the Company and if it elects to convert the entire loan amount of $5,000,000, it would hold 12.8% of the shares of common stock of the Company based on the number of shares of common stock of the Company outstanding as of February 11, 2005 after giving effect to such conversion.

NOTE E - LOANS FROM OTHER FINANCIAL INSTITUTIONS

On October 2002, the Company was granted a line of credit of up to $1,500,000 from Eagle National Bank of Miami, N.A. (“Eagle”). The outstanding amount under the line of credit was paid on September 26, 2003 and the line of credit was cancelled on that date.

A director of the Company is also a director of Eagle.

NOTE F - SETTLEMENTS

On August 5, 2003, the Company entered into an agreement to settle a $700,000 lawsuit by a vendor who had claimed that Phone1 had breached a software license agreement. Under the terms of the settlement, the Company agreed to pay the vendor $365,000, of which, $250,000 was paid on August 19, 2003, $57,500 was paid on October 27, 2003 and the balance of $57,500 was paid on February 3, 2004, together with interest at the rate of 10% per annum commencing on August 5, 2003. As a result of this settlement, the Company recorded a $143,000 charge in the nine-month period ended December 31, 2003.

Phone1Globalwide, Inc. v. Chalom Arik Meimoun and Next Telecommunication, Inc. a/k/a Next Communication, Inc.: On March 15, 2004, the Company filed suit against Meimoun and Next in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida, seeking damages for breaches of two loan agreements and related promissory notes and indemnification agreements, fraud in the inducement regarding those same documents, and unjust enrichment. Contemporaneous with filing its complaint, the Company also sought prejudgment writs of garnishment of certain funds held by two different banks for Meimoun and Next. The Company sought damages in excess of $1,000,000, which sum was comprised of (1) a refund of loans made to Meimoun and Next; (2) accrued interest, and (3) legal fees and costs. The parties settled the matter in April 2004. Under the terms of the settlement, we received $960,000 in cash and approximately $155,000 in services from Next.

NOTE G - COMMITMENTS AND CONTINGENCIES

On April 4, 2002, the Company terminated a telecommunications service agreement with a vendor, pursuant to which the vendor agreed to release the Company from all claims for the outstanding balance owed to the vendor and to the execution of a new co-location agreement with the vendor. The Company did not incur any penalties as a result of the early termination. The Company entered into a new agreement with the vendor for equipment racks to house the Company's equipment. Under the new agreement, the Company is required to pay for services totaling $768,000 at a rate of $19,200 per month, through August 9, 2005.

During the year ended March 31, 2003, the Company executed employment agreements with Dario Echeverry as Chief Executive Officer, Syed Naqvi as Chief Financial Officer and Dilowe Barker as Chief Operating Officer. The expiration dates of the agreements are May 31, 2005 as to Mr. Echeverry, March 31, 2005 as to Mr. Naqvi and December 31, 2005 as to Mr. Barker. The agreement with Mr. Echeverry provides for an annual base salary of $250,000, while the agreements with Messrs, Naqvi and Barker provide for annual base salaries of $220,000 each. The employment agreements also provide that in the event of the Company's material breach or termination of the executive's employment during the term of the agreement, without cause, in the event of a change of control (as defined in the agreements) or by the executive, with good cause (as defined in the agreements), the executive shall be entitled to receive as severance pay a lump sum of up to two years of salary. The executives are entitled to bonuses, to the extent determined by the Board of Directors, and to participate in the Company's stock option and other compensatory and benefit plans established for the benefit of employees. The executives have also assigned to the Company all of their rights to inventions created by them during the course of their employment, and the agreements contain one-year restrictive covenants following termination of the agreement, restricting them from competing against the Company or soliciting our employees. See Note N for renewal of employment agreement.

On September 8, 2004, GCC, and the successor to NWT Partners, Ltd. (former landlord of the premises leased by the Company in 100 North Biscayne Blvd., Miami, FL), Brookwood Biscayne Tower Investors, LLC entered into a settlement of the then existing breach of lease and constructive eviction claims filed in Miami-Dade County Circuit Court (Case N0. 03-9655 CA 09). Under the terms of the settlement, (i) all of the parties released each other from any and all claims which any of them had against the other which had accrued to the date of the settlement; (ii) GCC's obligations for rent for the period from December 16, 2003 forward were reduced by approximately 20%; and (iii) the existing lease of the 25th floor at 100 North Biscayne Blvd, Miami was amended to provide that the Company would move to the 12th floor in the same building once the landlord builds, at its expense, new space (approximately 8,100 square feet) on such floor. The move would result in savings in future lease costs for the Company of approximately 32% as compared to current lease costs over the next five years.

On April 30, 2004, the Company entered into an employment agreement with Louis Giordano, one of the Company's directors, for an annual base salary of $240,000. The expiration date of the agreement is April 30, 2005. The employment agreement also provides that in the event of the Company's material breach or termination of the executive's employment during the term of the agreement, without cause, in the event of a change of control (as defined in the agreements) or by the executive, with good cause (as defined in the agreements), the executive shall be entitled to receive as severance pay a lump sum of up to two years’ salary. The executive is entitled to a bonus, to the extent determined by the Board of Directors, and to participate in the Company's stock option and other compensatory and benefit plans established for the benefit of employees. The executive has also assigned to the Company all rights to inventions created by him during the course of his employment, and the agreements contain one year restrictive covenants following termination of the agreement, restricting him from competing against the Company or soliciting our employees.

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

On April 15, 2002 Phone1 entered into an agreement with APC Development Corp. & H. Weaver Jordan ("third parties") for consulting and engineering services. Under the agreement the third parties were responsible for providing engineering services for network interface testing and system evaluations, prototype design and testing services for products and for the design and translation between LECs and IXCs systems that operate Coin Operated System and Regulated Payphones Systems. The third parties filed a claim against Phone1 on March 18, 2004, claiming that Phone1 breached the payment terms on the consulting and engineering services agreement, which in effect is a claim for non-payment of invoices. Additionally, they claim that because of the lack of payments and monies owed by Phone1, they are no longer required to comply with the terms and conditions of the contract; including the terms of the agreement relating to the technology developed under the consulting and engineering services agreement. On April 19, 2004, Phone1 filed an affirmative defense and a counter-claim against the third parties. Phone1's counter-claim alleges that the third parties breached the consulting and engineering services agreement by not providing services that were paid for by Phone1. Additionally, Phone1 alleges that the third parties failed to deliver to Phone1 any schematics, drawings or equipment that was developed and/or prototype equipment that was developed as outlined in the consulting agreement. See Note N

The Company is involved in other lawsuits, either as plaintiff or defendant, and is the subject of other claims, in the ordinary course of business. In the opinion of management, the outcome of these lawsuits and claims will not have a material impact on the Company's consolidated financial statements. The Company expenses legal costs relating to these lawsuits as the costs are incurred.

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

NOTE I - RELATED PARTY

Since June 2001, the Company has purchased branded handsets and certain equipment from TU, LLC a privately held company based in Ohio. In June 2001, an employee of TU began providing consulting services to Phone1. Thereafter, the consultant became a full-time employee of Phone1 and, now serves as an executive officer of Phone1. The spouse of the executive officer is a vice-president of TU and owns less than 5% of the outstanding equity in TU. For the three months ended December 31, 2004 and 2003, the Company paid $14,101, and $191,623, respectively, and for the Nine months ended December 31, 2004 and 2003, the Company paid $55,571 and $1,087,707, respectively, for the products purchased from TU.

On July 15, 2003, the Company entered into an agreement with EMIDA Technologies, Inc. for $775,000. Under the agreement EMIDA will provide services to coordinate the integration of the new CDR export application software, data warehouse system telecommunication mapping software and EMIDA's Telco Operating Support Portal to the Company. The Chairman of the Board of the Company is also a former director and executive vice president of EMIDA. For the three months ended December 31, 2004 and 2003, the Company paid EMIDA $ 75,000 and $0, respectively, and for the Nine months ended December 31, 2004 and 2003, the Company paid $75,000 and $393,800, respectively, under the agreement.

For the three months ended December 31, 2004 and 2003, the Company paid $0 and $75,346 respectively, and for the nine months ended December 31, 2004 and 2003, the Company paid $36,960 and $231,235, respectively, to LF Marketing for services rendered in connection with the Company's street marketing campaign. As independent contractors, LF Marketing was responsible for the payment of costs and expenses associated with their services. LF Marketing is owned by the brother and sister-in-law of a non-executive officer of the Company.

For the three months ended December 31, 2004 and 2003, the Company paid $0 and $17,999, respectively, and for the Nine months ended December 31, 2004 and 2003, the Company paid $0 and $107,691 respectively, to Consad Corp. for billing and consulting services. Consad Corp. is a minority owner of MTG (see Note B). The Company's Chief Executive Officer is a former director of Consad Corp.

On September 30, 2004, the Company entered into a loan agreement with Winside Investments S.A. Winside currently holds 9.3% of the shares of common stock of the Company and if it elects to convert the entire loan amount of $5,000,000, it would hold 12.8% of the shares of common stock of the Company based on the number of shares of common stock of the Company outstanding as of February 11, 2005 after giving effect to such conversion. See Note D.

NOTE J - ACQUIRED INTANGIBLE ASSETS AND ADOPTION OF STATEMENT 142

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

Beginning April 1, 2002, the Company no longer amortizes $1,300,000 million of intangible assets identified as trade name and trademarks as these assets have been determined to have an indefinite life. The Company has annually completed a impairment test of all intangible assets with indefinite lives. Based on the impairment test, no impairment losses were required to be recorded.

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

	Nine Months Ended December 31,		Three Months Ended December 31,
	2004	2003	2004	2003
Net loss as reported	$(8,594)	$(13,053)	$(2,421)	$(3,015)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	--	(1,585)	--	--
Pro forma net loss	$(8,594)	$(14,638)	$(2,421)	$(3,015)
Basic and diluted loss per share - as reported	$(.06)	$(.13)	$(.02)	$(.02)
Basic and diluted loss per share - pro forma	$(.06)	$(.15)	$(.02)	$(.02)

The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in the Nine months ended December 31, 2003: expected volatility 271%; risk-free interest rates of 4.87% and expected holding periods of 3 years.

NOTE L - ISSUANCE OF COMMON STOCKS

On May 25 2004, Winside Investments S.A. subscribed to, and purchased from the Company 3,571,428 restricted shares of the Company's common stock for $1.40 per share or $5,000,000.

NOTE M - CONCENTRATION

As of December 31, 2004 and 2003, $2,490,280 and $16,827 of cash, respectively, was deposited at GNB. The Company has not experienced any losses on its cash deposits.

During the quarters ended December 31, 2004 and 2003, the Company derived 60% and 44% respectively, of its total revenues from one customer.
NOTE N - SUBSEQUENT EVENT

Subsequent to the quarter ended December 31, 2004, the Company settled a law suit with APC Development Inc. and H. Weaver Jordan as a result the Company took a charge of approximately $30,000 in the quarter ended December 31, 2004. See Note G

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Financial Statements included elsewhere herein. Historical results are not necessarily indicative of trends in operating results for any future period.

RESULTS OF OPERATIONS

THE DISCUSSION BELOW RELATES TO RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 2004 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2003

Revenues

During the quarter ended December 31, 2004 the Company derived revenues from Phone1 service, arbitrage sales, and operator assisted calling and collect call services. During the quarter ended December 31, 2003, the Company derived revenues from Phone1 services, arbitrage sales, operator assisted calling and collect call services and sales of prepaid calling cards.

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

Revenues decreased by 4.9%, from $4.1 million in the quarter ended December 31, 2003 to $3.9 million in the quarter ended December 31, 2004. The decrease was primarily the result of arbitrage sales from $1.8 million in quarter ended December 31, 2003 to $0.6 million in the quarter ended December 31, 2004, mainly due to a decrease in the sale of terminating international long distance calls. This decrease was partially offset by (i) a 24.7% increase in Phone1 sales from $2.3 million in the quarter ended December 31, 2003 to $2.9 million in the quarter ended December 31, 2004, due to the deployment and activation of additional payphones and (ii) an increase in sales of operator assisted calling services from $52,000 in quarter ended December 31, 2003 to $0.4 million in the quarter ended December 31, 2004 primarily due to the change in the services provider and an increase in the volume of operator assisted calls.

Cost of Sales

Cost of sales decreased by 11.9%, from $3.5 million in the quarter ended December 31, 2003 to $3.1 million in the quarter ended December 31, 2004.

Fixed recurring cost decreased by 26%, from $0.3 million in the quarter ended December 31, 2003 to $0.2 million in the quarter ended December 31, 2004. The decrease was primarily due to the decrease in arbitrage services and the decrease in network costs associated with those services.

Variable cost decreased by 11%, from $3.2 million in the quarter ended December 31, 2003 to $2.9 million in the quarter ended December 31, 2004. The decrease is primarily attributable to a $1.1 million decrease in arbitrage costs as a result of the decline in arbitrage sales. This decrease was in part offset by (i) a $0.3 million increase in service commission costs paid to payphone operators as a result of increased traffic volume associated with revenue growth from Phone1 sales, (ii) a $0.2 million increase in operator-assisted commissions and fees which increased due to the growth in operator assisted phone calls through payphones, and (iii) a $0.2 million increase due to charges for the toll-free network services that we utilize for our Phone1 services.

General and administrative expenses

General, and administrative expenses decreased by 9% from $1.9 million in the quarter ended December 31, 2003 to $1.7 million in the quarter ended December 31, 2004. The decrease is primarily due to reductions in technical, public relations and general consulting fees.

Marketing and promotions expense

Marketing and promotion expense decreased by 50%, from $0.4 million in the quarter ended December 31, 2003 to $0.2 million in the quarter ended December 31, 2004. The decrease was due to the result of changes in our marketing philosophy and cost curtailment.

Depreciation and amortization

Depreciation and amortization expense increased by 21%, from $1.2 million in the quarter ended December 31, 2003 to $1.5 million in the quarter ended December 31, 2004. The increase is primarily related to the purchase of additional fixed assets that are being used to provide Phone1 services.

Gain on settlement of vendor liability

On November 8, 2004, the Company amended its license agreement dated June 22, 2002 with QuorTech. Pursuant to the amendment the Company paid Quortech $85,000 and the parties released each other from claims arising from the license agreement, with certain exceptions. As part of the amendment, the price of certain products was reduced and the term of the license agreement was extended until June 30, 2008. As a result, the Company recorded a gain on settlement of vendor liability in the amount of $0.2 million. No such transaction occurred during the quarter ended December 31, 2003.

Interest, net

Interest, net changed from an expense of $39,000 in the quarter ended December 31, 2003 to an income of $45,000 in the quarter ended December 31, 2004. The Company had reserved for any potential interest charged by the Internal Revenue Service for late filing of certain tax forms. All interest and penalties charged by the Internal Revenue Services was paid and additional reserve of $121,273 was reversed during the quarter ended December 31, 2004.

Settlement of lawsuits

During the quarter ended December 31, 2004, the Company settled a lawsuit in which a former customer claimed that preferential payments were received by us prior to their bankruptcy filing. In addition, after the end of the quarter ended December 31, 2004, the Company settled a lawsuit with a vendor relating to the provision of engineering and network services and we recorded a charge of $30,000 as a result of the settlement in the quarter ended December 31, 2004. No such transaction occurred during the quarter ended December 31, 2003.

THE DISCUSSION BELOW RELATES TO RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2003

Revenues

Revenues increased by 17%, from $10.3 million for the nine months ended December 31, 2003 to $12.0 million for the nine months ended December 31, 2004. The increase was the result of (i) a $3.1 million growth in payphone sales due to the deployment of additional payphones, and (ii) a $0.9 million growth in Phone1 operator-assistance sales due mainly to the change in the services provider and an increase in the volume of operator assisted calls. These increases were partially offset by (i) a 43% or $2.2 million decrease in revenues from arbitrage sales by Globaltron which resulted from the decrease in sale of terminating international long distance calls, (ii) a $25,000 decrease in prepaid calling card sales due to a shift in focus away from sales of prepaid calling cards, (iii) a $25,000 decrease in network sales due to the relocation of some customer’s equipments in other locations, and (iv) a $7,000 decrease in Phone1 Smart revenues due to the discontinuation of operations by Phone1 Smart.

Cost of Sales

Cost of sales increased by 4%, from $9.5 million for the nine months ended December 31, 2003 to $9.9 million for the nine months ended December 31, 2004.

Fixed recurring cost for the nine months ended December 31, 2003 and for the nine months ended December 31, 2004 were $0.7, respectively.

Variable cost increased by 5%, from $8,9 million for the nine months ended December 31, 2003 to $9.2 million for the nine months ended December 31, 2004. This increase was primarily the result of (i) a $1.7 million increase in service commissions paid to payphone operators resulting from the increase in traffic volumes for Phone1 services, (ii) a $0.6 million increase in commissions and operating costs associated with operator assisted calling services resulting from the increase in volume of operator-assisted calls, (iii) a $0.4 million increase in toll-free network services associated with our Phone1 services and (iv) a $42,000 increase in Phone1 payphone costs resulting from the increase traffic volumes resulting from the Phone1 services. These increases were offset by (i) a $2.3 million decrease in arbitrage costs as a result of the decline in arbitrage sales and (ii) a $35,000 decrease in prepaid calling cards cost as a result of a shift in focus away from sales of prepaid calling cards.

General and administrative expenses

General, and administrative expenses decreased by 14%, from $6.5 million for the nine months ended December 31, 2003 to $5.5 million for the nine months ended December 31, 2004. The decrease was primarily related to a $1.3 million decrease in professional fees, comprised of technical consultants, legal and general consulting fees. This decrease was partially offset by an increase of $0.3 million in salaries and wages due to the hiring of an additional executive officer and employees in information technology and network departments.

Marketing and promotions expense

Marketing and promotion expense decreased by 45%, from $1.6 million for the nine months ended December 31, 2003 to $0.9 million for the nine months ended December 31, 2004. The decrease was due to the changes in our marketing philosophy and cost curtailment.

Depreciation and amortization

Depreciation and amortization expense increased by 36%, from $3.2 million for the nine months ended December 31, 2003 to $4.4 million for the nine months ended December 31, 2004. The increase is primarily related to the purchase of additional fixed assets that are being used to provide Phone1 services.

Interest, net

Net interest income decreased from a $2.3 million expense for the nine months ended December 31, 2003 to a $45,000 income for the nine months ended December 31, 2003. During the year ended March 31, 2003, the Company had a beneficial conversion loan from GNB which resulted in a loan discount amortization.

Settlement of lawsuits

Settlements of lawsuits decreased by 20%, from $125,000 for the nine months ended December 31, 2003 to $99,000 for the nine months ended December 31, 2004. During the nine months ended December 31, 2004, the Company settled a lawsuit in which a former customer claimed that preferential payments were made prior to their bankruptcy filing. The Company also negotiated a $25,000 settlement with a plaintiff in a suit that alleged unauthorized copying or using of certain software products by the company. In addition, after the end of the quarter ended December 31, 2004, the Company settled a lawsuit with a vendor relating to the provision of engineering and network services and we recorded a charge of $30,000 as a result of the settlement in the quarter ended December 31, 2004. During the nine months ended December 31, 2003, the Company issued 17,857 shares of common stock to Fire Sign’s principal and made a $100,000 payment in cash in connection with the settlement of the Fire Sign case.

Other expenses

During the nine months ended December 31, 2004, the Company made a payment of $0.1 million for the opportunity to provide a payphone network solution in a foreign country in the future. No such expenses were incurred during the nine months ending December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity

The operations of the Company historically have primarily been funded through financing and capital contributions by our shareholders. We are actively seeking additional funding from a variety of sources, including further issuances of our securities in one or more private transactions. However, we make no assurances that we will be able to obtain such financing or, if obtained, that it will be on terms profitable to us. We may incur substantial costs in obtaining financing and any equity financing would likely result in significant dilution of existing shareholders.

We have experienced net operating losses and negative cash flows from operations since inception through December 31, 2004, and have an accumulated deficit of $130.9 million as of December 31, 2004. It is likely that the Company's operations will continue to incur negative cash flows through at least March 31, 2005. We may require additional financing to fund the Company's planned operations and the Company plans to obtain additional debt or equity financing during the fiscal year 2005. If additional financing is not obtained, such a condition, among others, will give rise to substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

We regularly evaluate acquisitions of businesses, technologies, or products complementary to our business. In the event that we decide to pursue one or more acquisitions, our remaining cash balances may be utilized to finance such acquisitions, and additional sources of liquidity such as debt or equity financing, will in all likelihood be required for such acquisitions or to meet additional resulting working capital needs. There can be no assurance that additional capital beyond the amounts forecasted will not be required or that any such additional required capital will be available on terms acceptable to us, if at all, at such time or times as required by us.

Capital expenditures

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

Indebtedness

At December 31, 2004, the Company’s only indebtedness was a loan with Winside Investments S.A. in the principal amount of $5,000,000 plus interest at Citibank N.A.'s prime plus 2.25% payable on June 30, 2005, and convertible, at the election of Winside, into common stock (or any other senior securities) of the Company, at the conversion price of $0.80 per share. See Note D to the Financial Statements included in this Form 10-QSB.

OFF-BALANCE SHEET ARRANGEMENTS.

We currently do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition or results of operations that is material to investors.

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

•
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

•	During Fiscal Year 2004, our CEO's expense reports were not reviewed and approved by our Board. As a policy, CEO's expense reports are now being reviewed and approved by a board member.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

APC Development Corp. and H. Weaver Jordon v. Phone1, Inc. relates to an agreement dated April 15, 2002 between Phone1 and APC Development Corp. & H. Weaver Jordan ("third parties") for consulting and engineering services. Under the agreement the third parties were responsible for providing engineering services for network interface testing and system evaluations, prototype design and testing services for products and for the design and translation between LECs and IXCs systems that operate Coin Operated System and Regulated Payphones Systems. The third parties filed a claim against Phone1 on March 18, 2004, claiming that Phone1 breached the payment terms on the consulting and engineering services agreement, which in effect is a claim for non-payment of invoices. On February 10, 2005 the parties settled the lawsuit. Under the settlement agreement, we agreed to pay the third parties the sum of $38,000 on or before February 25, 2005 and the sum of $20,000 upon delivery by the third parties upon delivery to us by the third parties of certain documents relating to the LECs and IXCs systems.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following proposals were presented and approved by shareholders of the Company owning approximately 68.7% of the outstanding shares of common stock of the Company as of December 2, 2004. The proposals became effective on December 29, 2004:

1. The election of Dario Echeverry, Louis Giordano and Michael Spritzer as directors to our Board of Directors. Each director will each serve until our next annual meeting of stockholders or until a successor has been elected and qualified. Mr. Echeverry was elected also the Chairman of the Board of Directors; and

2. The amendment and restatement of the Amended and Restated Phone1Globalwide, Inc. 2000 Stock Incentive Plan to: (i) increase the maximum number of shares issuable under the 2000 Stock Incentive Plan; (ii) increase the individual participant limits under the 2000 Stock Incentive Plan; and (iii) re-approve the performance goals applicable to awards of restricted stock under the 2000 Stock Incentive Plan.

ITEM 5. OTHER INFORMATION.

On December 2, 2004, we received a notice of resignation from our independent auditors, Grant Thornton LLP (See Form 8-K filed by the Company on December 7, 2004). On January 4, 2005, the Company engaged the firm of Rachlin Cohen & Holtz LLP as its new independent auditor for the fiscal year ending March 31, 2005 (See Form 8-K filed by the Company on January 4, 2005).

On February 9, 2005, Syed Naqvi (“Naqvi”) and the Company executed an amendment to the employment agreement by and between Naqvi and the Company dated as of November 21, 2002 and amended on January 1, 2003 and further amended on December 29, 2004 (the “CFO Employment Agreement”). Naqvi is the Chief Financial Officer of the Company. The CFO Employment Agreement had a term ending on April 1, 2005 (subject to automatic renewals for successive one-year terms, unless either the Company or CFO notifies the other in writing at least thirty (30) days prior to the end of the then current term that it or he does not intend to renew the employment term). The amendment, executed by CFO and the Company on February 9, 2005, changes the date of termination from April 1, 2005 to April 1, 2007 and sets the base salary of the CFO in the sum of $255,000 per annum.

On February 14, 2005, Dario Echeverry (“Echeverry”) and the Company executed an amendment to the employment agreement by and between Echeverry and the Company dated as of December 4, 2002, as amended on January 1, 2003 and further amended on December 29, 2004 (the “CEO Employment Agreement”). Echeverry is the Chairman of the Board of Directors and the Chief Executive Officer of the Company. The CEO Employment Agreement had a term ending on June 1, 2005 (subject to automatic renewals for successive one-year terms, unless either the Company or Executive notifies the other in writing at least ninety (90) days prior to the end of the then current term that it or he does not intend to renew the employment term). The amendment, executed by Echeverry and the Company on February 14, 2005, changes the date of termination from June 1, 2005 to April 1, 2007, reduces the notice requirement for renewal of the CEO Employment Agreement from ninety to thirty days and sets the base salary of the CEO in the sum of $255,000 per annum.

ITEM 6. EXHIBITS

(a) Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

10.1	Amendment to Syed Naqvi’s employment Agreement.**

10.2	Amendment to Dario Echeverry’s employment Agreement.**

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32	CEO and CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

** Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2005

PHONE1GLOBALWIDE, INC.

By:	/s/ Dario Echeverry
Dario Echeverry
Chief Executive Officer

By:	/s/ Syed Naqvi
Syed Naqvi
Chief Financial Officer